Form 10-K
period 1993-12-31
HOME SHOPPING NETWORK INC
filed 1994-03-29
CIK 791024

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
               /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                      FOR THE YEAR ENDED DECEMBER 31, 1993

                                       OR

             / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           FOR THE TRANSITION PERIOD FROM             TO
                           COMMISSION FILE NO. 1-9118
                             ---------------------
                          HOME SHOPPING NETWORK, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                        59-2649518
        (State or other jurisdiction of                          (I.R.S. Employer
         incorporation or organization)                        Identification No.)

                2501 118TH AVENUE NORTH, ST. PETERSBURG, FLORIDA
             (Address of registrant's principal executive offices)

                                     33716
                                   (Zip Code)

                                 (813) 572-8585
              (Registrant's telephone number, including area code)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                    TITLE OF                               NAME OF EXCHANGE
                                   EACH CLASS                                 REGISTERED
        -----------------------------------------------------------------  ----------------
        Common Stock $.01 Par Value......................................        NYSE

                             ---------------------
          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  /X/             No  / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of March 18, 1994, there were outstanding 73,920,285 shares of Common Stock (net of shares held in treasury) and 20,000,000 shares of Class B common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 1994 was $732,596,579.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                          Yes  / /             No  / /

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                  DOCUMENTS                                 FORM 10-K REFERENCE
    ---------------------------------------------------------------------  ---------------------
    1993 Annual Report...................................................  Part II Items 5-8
    Proxy Statement dated March 29, 1994.................................  Part III Items 10-13

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          HOME SHOPPING NETWORK, INC.

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                      PAGE NO.
                                                                                      --------
PART I
  Item 1    Business................................................................      1
  Item 2    Properties..............................................................      8
  Item 3    Legal Proceedings.......................................................      9
  Item 4    Submission of Matters to a Vote of Security-Holders.....................     16
PART II
  Item 5    Market for Registrant's Common Equity and Related Stockholder Matters...     17
  Item 6    Selected Financial Data.................................................     17
  Item 7    Management's Discussion and Analysis of Financial Condition and Results      17
            of Operations...........................................................
  Item 8    Consolidated Financial Statements and Supplementary Data................     17
  Item 9    Changes in and Disagreements with Accountants on Accounting and              17
            Financial Disclosure....................................................
PART III
  Item 10   Directors and Executive Officers of the Registrant......................     18
  Item 11   Executive Compensation..................................................     18
  Item 12   Security Ownership of Certain Beneficial Owners and Management..........     18
  Item 13   Certain Relationships and Related Transactions..........................     18
PART IV
  Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K.........     19

                                     PART I

ITEM 1 -- BUSINESS

GENERAL

     Home Shopping Network, Inc. ("HSN" or the "Company") is a holding company, the subsidiaries of which conduct the day-to-day operations of the Company's various business activities. The Company's primary business, and principal source of revenue, is electronic retail sales by Home Shopping Club, Inc. ("HSC"), a wholly-owned subsidiary of the Company and a leader in the electronic retailing industry.

     On July 13, 1993, the Company elected to change its annual reporting period from a year ending August 31 to a year ending December 31, effective January 1, 1993. The change in year end was made following the acquisition of voting control of the Company (the "Acquisition") by a wholly-owned subsidiary of Liberty Media Corporation, a Delaware corporation ("Liberty"), which reports its financial position and results of operations using a December 31 year end.

                            HOME SHOPPING CLUB, INC.

     HSC sells a variety of consumer goods and services by means of HSC's live, customer-interactive retail sales programs which are transmitted twenty-four hours a day, seven days per week, via satellite to cable television systems, affiliated broadcast television stations and satellite dish receivers. HSC produces three separate retail sales programming networks, HSN 1, HSN 2, and HSN Spree. HSN 1 is carried by cable television systems throughout the country and is the original HSC programming network. HSN 2 is carried by broadcast television stations which are affiliated with HSC. HSN 2 is also carried by cable television systems which primarily retransmit the broadcast television signal of one of the independent broadcast television stations carrying HSN 2. HSN Spree is carried primarily on a part-time basis by both cable television systems and broadcast television stations. This provides system operators and broadcasters with income producing programming during portions of the day in which programming may not otherwise be scheduled.

     As of December 31, 1993, there were approximately 93.7 million homes in the United States with a television set, 60.0 million basic cable television subscribers and 3.1 million homes with satellite dish receivers. As of December 31, 1993, approximately 21.8 million homes throughout the United States were able to receive HSN 1 via over 1,526 cable systems. HSN 2 was broadcast at the same date via 35 full power and 9 low power broadcast television stations in areas with a total viewership of approximately 25.9 million households. In addition, approximately 19.7 million households were able to receive HSN 2 via over 770 cable systems. See "Broadcast Television Affiliations -- Cable Re-regulation Law." As of December 31, 1993, HSN Spree was carried on a full-or part-time basis by 112 broadcast television stations, including certain stations that are in areas also served by cable television systems or broadcast television stations which carry HSN 1 and/or HSN 2. Approximately 3.1 million additional households also were able to receive HSN 1, HSN 2 or HSN Spree by means of satellite dish receivers.

     Approximately 7.8 million of the cable television households receiving HSC programming are considered multiple service households which receive HSN 1 and HSN 2. In addition, an indeterminate number of television households which are capable of receiving HSN 1 or HSN 2 by means of broadcast television stations or cable may also receive HSN Spree and, in certain markets, HSN Spree is carried by cable television systems located within the coverage area of broadcast television stations which broadcast HSN Spree. Each of HSC's three programming services may be received by households with satellite dish receivers which households may also be located within areas served by cable television systems or broadcast television stations which carry HSC programming.

HSC'S RETAIL SALES PROGRAMMING

     HSC's electronic retail marketing and programming concept is the "Home Shopping Club" (the "Club"). The distinctive format of the Club is intended to promote sales through a combination of product information, price information, entertainment and the creation of confidence in HSC and its products, thus promoting customer loyalty and repeat purchases. HSC programming is divided into segments. Each segment is televised live with an experienced show host. The show host presents merchandise one product at a time and conveys to the viewer information relating to the product, including price, quality, uses and attributes. Viewers place orders for products by calling a toll-free telephone number. Show hosts engage callers in spontaneous on-the-air discussions regarding the Club, the currently featured product or the caller's previous experience with the Club and its products. This distinctive format creates a spontaneous and entertaining program. First-time purchasers of merchandise receive a complimentary membership in the Club. HSC attempts to stimulate Club member loyalty by providing Club members with incentives to purchase additional items from the Club using, for example, the "Bargaineer" magazine which, among other features, offers discounts on HSC purchases. The Club format is used on HSN 1, HSN 2 and HSN Spree.

MEMBER SERVICES AND RETURN POLICY

     HSC believes that satisfied Club members will be loyal and will purchase merchandise from HSC on a regular basis. To help ensure Club member satisfaction, HSC has member services personnel and voice response units available to handle calls relating to member inquiries. The member services department maintains toll-free lines operating on weekdays from 8:00 a.m. to 12 midnight, Eastern Time, to assist Club members.

     As part of HSC's member service policy, a Club member may, generally within thirty days, return for any reason any item purchased from HSC, except certain special sale items, for a full refund of the purchase price, including the original shipping and handling charges.

PRODUCT PURCHASING AND LIQUIDATION

     The Company believes that a primary factor contributing to the success of its business is its ability to locate and take advantage of opportunities to purchase, and to have manufactured to its specifications, large quantities of quality merchandise at favorable prices. HSC principally purchases merchandise made to its specifications and also purchases merchandise from manufacturers' lines, overproduction closeouts and the overstock inventories of wholesalers. The mix of products and source of such merchandise depends upon a variety of factors including price and availability.

     HSC has no long-term commitments with any of its vendors, and historically, there have been various sources of supply available for each category of merchandise sold by HSC. HSC's product offerings include: jewelry; hardgoods, which include consumer electronics, housewares and toys; softgoods, which consist primarily of clothing; and other product categories which include collectibles, cosmetics and consumables. For calendar 1993, jewelry, hardgoods, softgoods and other categories accounted for approximately 49%, 34%, 15% and 2%, respectively, of HSC's sales.

     The Company liquidates merchandise through its six outlet stores. The Company opened the fifth outlet store in the second quarter of 1993 and the sixth outlet store in the fourth quarter of 1993. Merchandise that becomes damaged and is unsuitable for sale via the Club or the outlet stores is liquidated by the Company through traditional channels. For the first five months of calendar 1993, the Company liquidated merchandise through Western Hemisphere Sales, Inc. ("Western"), a company owned by a former related party. See "Legal Proceedings" and "Certain Relationships and Related Transactions."

     Sales of damaged merchandise by Western were less than .5% of the total sales of the Company for the year ended December 31, 1993. Merchandise also is disposed of from time to time through charitable contributions.

TRANSMISSION AND PROGRAMMING

     HSC produces retail sales programs in its studios located in St. Petersburg, Florida. These programs are distributed to cable television systems, broadcast television stations and satellite dish receivers by means of HSN's satellite uplink facilities to satellite transponders leased by HSN which retransmit the signals received from HSN. Any cable television system, broadcast television station or individual satellite dish owner in the

United States and the Caribbean Islands equipped with standard satellite receiving facilities is capable of receiving HSC programming.

     HSN has lease agreements securing full time use of three transponders on three domestic communications satellites, Satcom C-3, Satcom C-4, and Satcom F2R. The three Satcom transponders are located on domestic communications satellites owned by GE American Communications, Inc. ("GE"). Two lease agreements which relate to Satcom C-3 used by HSN 1 and Satcom C-4 used by HSN 2 grant HSN "protected" rights. The lease agreement which relates to Satcom F2R used for HSN Spree provides HSN with "transponder protected" rights.

     Domestic communication satellite transponders may be leased full-or part-time on a "protected," "transponder protected" or "unprotected" basis. When the carrier provides services to a customer on a "protected" basis, replacement transponders are reserved on board the satellite for use in the event the "protected" transponder fails. Should there be no reserve transponders available, the "protected" customer will displace an "unprotected" transponder customer on the same satellite. The carrier also maintains a protection satellite and should a satellite fail completely, all lessors' "protected" transponders would be moved to the protection satellite. The customer who leases a "transponder protected" transponder has the same level of protection as the "protected" customer except for the availability of the back-up protection satellite. The customer who leases an "unprotected" transponder has no reserve transponders available, and may have its service interrupted for indefinite periods when its transponder is required to restore a "protected" service.

     GE provides one (1) back-up transponder for every four (4) transponders, and one (1) back-up satellite for all their satellites. A transponder failure that would necessitate a move to another transponder on the same satellite would not result in any significant interruptions of service to the cable systems and/or television stations which receive HSC's programming. However, a failure that would necessitate a move to another satellite may temporarily affect the number of cable systems and/or television stations which receive HSC's programming because of the need to reorient earth stations to the substitute satellite transponder.

     Satcom C-3 and Satcom C-4 were launched in September and August 1992, respectively. The terms of the contracts are for the life of the satellites, which are projected to be 12 years. The transponder agreement for Satcom F2R has been extended to December 31, 1994. HSN has commenced negotiations to secure a replacement transponder. HSN anticipates that it will be able to negotiate a transponder lease to replace the lease on Satcom F2R.

     Although HSN believes it is taking every reasonable measure to ensure its continued satellite transmission capability, there can be no assurance that termination or interruption of satellite transmissions will not occur. HSN's access to three transponders pursuant to long-term agreements would enable HSC to continue transmission of its two primary programming services, HSN 1 and HSN 2, should any one of the satellites fail. Such a termination or interruption of service by one or more of these satellites could have a material adverse effect on the operation and financial condition of HSN. See "Federal Government Regulation of Satellite Transmissions."

     The availability of replacement satellites and transponder time beyond current leases is dependent on a number of factors over which HSN has no control, including competition among prospective users for available transponders and the availability of satellite launching facilities for replacement satellites.

FEDERAL GOVERNMENT REGULATION OF SATELLITE TRANSMISSIONS

     The Federal Communications Commission ("FCC") grants licenses to construct and operate satellite uplink facilities which transmit signals to satellites. These licenses are generally issued without a hearing if suitable frequencies are available. HSN has been granted two (2) licenses for operation of C-band satellite transmission facilities and two (2) licenses for operation of KU-band satellite transmission facilities on a permanent basis in Clearwater and St. Petersburg, Florida.

     The FCC has jurisdiction over satellite service and facility providers. Under current FCC policy, domestic satellite service and facility providers are not subject to the market exit provisions of Section 214 of the Communications Act of 1934 (the "Communications Act"). Thus, FCC policies would not preclude GE from ceasing to provide communication services to customers on short notice, and the Company would need to rely principally upon protections in its lease agreements described above. See "Transmission and Programming." HSN has not received notification that GE has any intention to cease providing transmission services. GE is required by the FCC to provide services on terms and conditions that are just, reasonable and non-discriminatory, and are subject to complaints filed with the FCC pursuant to the Communications Act.

CABLECASTING HOME SHOPPING CLUB PROGRAMMING

     HSC has entered into affiliation agreements with a number of cable system operators to carry HSN 1, HSN 2 or both HSN 1 and HSN 2. HSC's standard affiliation agreement provides that the cable operator will receive a commission of 5% of the net sales of merchandise sold to Club members located within the cable operator's franchise area in return for distributing to its customers HSC's sales programs as part of the cable operator's cable service. Cable operators which have executed affiliation agreements to carry HSN 2 are compensated for all sales on HSN 2 of merchandise within their franchise areas, regardless of whether a customer's order results from watching the program via cable, satellite dish, or on a broadcast television station within the cable operator's franchise area.

     Although there is some variation among affiliation agreements with cable operators, the current standard affiliation agreement provides for an initial term of five years which is automatically renewable for subsequent one year terms. The agreement may be terminated, however, by either party ninety days prior to the end of the term. The agreements obligate a cable operator to assist the promotional efforts of HSC by carrying commercials regarding the Home Shopping Club and distributing HSC's marketing materials to their subscribers. HSC also purchases advertising availabilities from many cable operators on programming networks other than the Club as an incentive to the cable operators to carry HSC programming and as a marketing device to increase awareness of HSC programming among viewers in a given cable system. To further promote cable carriage of HSC programming, HSC has, in certain markets, guaranteed a minimum level of commissions to cable operators which agree to carry the HSC programming or offered additional compensation based upon the sales performance of HSC programming in the cable operator's franchise area.

     HSC has also increased cable carriage of HSN 2 and HSN Spree as a result of the cable re-regulation law. See "BROADCAST TELEVISION AFFILIATIONS -- Cable Re-regulation Law."

     The Company has entered into agreements with broadcast television stations to carry HSN Spree on both a part-time and full-time basis. Cable operators within the coverage areas of such broadcast television stations may carry a station's broadcast signal of HSN Spree and, if under contract, receive a commission on all sales made during the hours between 12 midnight and 9:00 a.m., Eastern Time, via HSN Spree within the cable operator's wired franchise area. HSN Spree is also carried by "superstation" WWOR, from 3 a.m. to 6 a.m., Eastern Time, which is transmitted to approximately 17.0 million cable subscribers.

1987 CABLE OPERATORS STOCK OPTION PLAN

     During fiscal 1987, the Company offered certain cable operators the opportunity to participate in the 1987 Cable Operators Stock Option Plan (the "1987 Plan"). The special affiliation agreement executed by participants in the 1987 Plan provided that a cable operator would carry HSN 1, HSN 2 or both HSN 1 and HSN 2 for a period of five years beginning no later than January 31, 1988. In exchange for the commitment to carry HSC programming for five years, cable operators received (1) options to purchase the Company's common stock, exercisable over a five year period which expired July 1, 1992, and (2) the standard commission of 5% on sales of the Company's merchandise via television in the cable operator's territory. The exercise price for the options was $13.00 per share, and none were exercised prior to expiration. For each subscriber to which a cable operator agreed to transmit HSN 1 or HSN 2, the cable operator was granted an option to purchase $10.00 worth of the Company's common stock. The Company granted an option to purchase $20.00 worth of its common stock for each subscriber to which a cable operator agreed to transmit both HSN 1 and HSN 2. Under the 1987 Plan, cable operators were granted certain piggyback and mandatory registration rights with respect to the shares into which the options are exercisable.

     In December 1987, the Company re-opened the offering of the 1987 Plan to additional cable operators and provided cable operators already participating in the 1987 Plan with the opportunity to reduce the exercise price of options previously granted under the 1987 Plan. The Company offered cable operators not participating in the 1987 Plan the opportunity to receive an option to purchase 77 shares of common stock for every 100 subscribers to which the cable operator agreed to transmit HSN 1 and HSN 2 for up to seven years. Cable operators which agreed to carry HSN 1 and HSN 2 for a period of five years received options exercisable in five equal annual installments with an exercise price of $7.00 per share. Cable operators which agreed to carry HSN 1 and HSN 2 for a period of seven years received options exercisable in three equal annual installments with an exercise price of $6.00 per share. The options issued to five year participants expired in 1993, and the options issued to seven year participants will expire in June 1994.

     Cable operators already participating in the 1987 Plan were able to reduce the exercise price of options granted under the 1987 Plan to $7.00 per share exercisable in five equal annual installments, provided they agreed to carry HSN 1 or HSN 2 for a total of five years. In addition, cable operators holding options under the 1987 Plan were able to further reduce the exercise price of options granted under the 1987 Plan to $6.00 per share exercisable in three equal annual installments provided they agreed to carry HSN 1 or HSN 2 for a total of seven years. As a result of the distribution by the Company of the capital stock of its former wholly-owned subsidiary, Precision Systems, Inc., in 1992, the exercise prices of these options were adjusted from $7.00 to $6.651 and from $6.00 to $5.701, respectively and were further adjusted from $6.651 to $6.491 and from $5.701 to $5.564, respectively as a result of the distribution by the Company of the capital stock of its former wholly-owned subsidiary, Silver King Communications, Inc. ("SKC").

     Under the 1987 Plan, the Company may cancel options issued to a cable operator if the cable operator fails to carry the Company's programming to the agreed upon number of cable system subscribers. The number of shares subject to options, therefore, may be reduced from time to time to reflect the number of cable system subscribers actually receiving HSC programming under the 1987 Plan. During fiscal 1993, cable operators exercised options for approximately 3.3 million shares contributing approximately $20.4 million to the Company's Stockholders' Equity under the 1987 Plan. As of December 31, 1993, options to purchase approximately .5 million shares of common stock were outstanding under the 1987 Plan.

     The Company may, in the future, issue options to purchase the Company's common stock in order to help secure cable carriage.

DISTRIBUTION, DATA PROCESSING AND TELECOMMUNICATIONS

     The Company's fulfillment subsidiaries ship merchandise purchased by Club members from warehouses located in St. Petersburg, Florida; Salem, Virginia; Waterloo, Iowa; and Reno, Nevada. Substantially all inventory resides at the Company's four fulfillment centers prior to being offered for sale. Merchandise typically is delivered to customers within 7 to 10 business days of placing an order with HSC. HSN currently operates several Unisys main frame computers and has extensive proprietary data processing and order processing systems which facilitate the timely delivery of merchandise to customers. HSN's computerized systems track purchase orders, inventory, member orders, shipping records, and member payments and also enhance credit verification and authorization. The Company believes these software systems, which would be difficult for competitors to duplicate, have been a primary factor in HSC's ability to meet the demands of its sales growth.

     To further facilitate the delivery of merchandise to Club members, HSC installed a state-of-the-art fiber optic telephone system and switching complex which was developed for the Company in fiscal 1988. HSC also utilizes a computerized voice response phone answering system (the "VRU system") capable of handling incoming sales calls. The VRU system provides callers with the option to place their order by means of touch tone input or to be transferred, in the case of new members or if the member requires personal service, to an operator.

                       BROADCAST TELEVISION AFFILIATIONS

AFFILIATION WITH BROADCASTERS

     In July 1986, the Company initiated a program to broaden the viewership of HSC's programming services by acquiring broadcast television stations in principal television markets through SKC. On December 28, 1992, the Company distributed the capital stock of SKC (the "Distribution") to the Company's shareholders of record as of December 24, 1992, in the form of a pro rata stock dividend. Intercompany indebtedness in an amount of $135.2 million owed by SKC was converted into a secured long-term senior loan between SKC and a wholly-owned subsidiary of the Company pursuant to a loan agreement (the "Loan Agreement"), evidenced by a promissory note (the "Note"), bearing interest on the unpaid principal amount at a rate of 9.5% per annum. The terms of the Note are governed by the Loan Agreement and the liability evidenced thereby is secured by substantially all of SKC's assets. The Note is payable in equal monthly installments of principal and interest over fifteen years. The Note provides that the principal amount and the payment schedule of the loan may be adjusted to increase or decrease payments over the remaining term of the loan to reflect certain liabilities pursuant to a Tax Sharing Agreement, which was entered into in connection with the distribution of the capital stock of SKC. The Loan Agreement contains certain restrictive covenants and default provisions. The balance of the Note, including interest receivable, at December 31, 1993, was $132.3 million. So long as any indebtedness is outstanding under the Loan Agreement, each SKC station is required to maintain an affiliation agreement with HSC to carry HSC's programming. HSC pays an affiliation fee to SKC based on hourly rates and, upon reaching certain sales levels, commissions on net sales. Certain of the SKC stations have realized additional compensation during the second year, and those stations, and possibly others, are expected to continue to receive additional compensation during subsequent years of their affiliation agreements if "must carry" survives legal challenge. See "Cable Re-regulation Law."

     SKC, through its subsidiaries, owns twelve broadcast television stations, including one television satellite station, located in many of the top markets in the United States. These stations exclusively broadcast HSC programming, except for a portion of broadcast time which is used to provide public affairs and other non-entertainment programming and advertising inserts.

     SKC also owns 14 low power television ("LPTV") stations that broadcast HSC's programming services. LPTV stations have lower power transmitters than conventional television stations, and therefore, the broadcast signal of an LPTV station does not cover as broad a geographical area as conventional broadcast stations.

     In addition to affiliation agreements with the SKC broadcast television and LPTV stations, HSC has entered into affiliation agreements with other broadcast television stations and LPTV stations to carry either HSN 2 or HSN Spree for a predetermined number of hours per day. The broadcast station affiliation agreements may generally be terminated upon proper notice and specify the payment of fixed fees for the carriage of HSC programming.

     HSN Spree programming is available in one hour segments twenty-four hours per day which allow broadcast and cable affiliates to distribute HSN Spree in available daytime, evening, or overnight time slots that would not otherwise produce revenue.

     As of December 31, 1993, HSC had entered into either full-or part-time affiliation agreements with 35 broadcast television stations to carry HSN 2 (including broadcast television stations owned by SKC), 70 television stations to carry HSN Spree and 51 LPTV stations to carry HSN 2 or HSN Spree. The Company may also affiliate with additional broadcast television stations and LPTV stations in the coming year.

CABLE RE-REGULATION LAW

     On October 5, 1992, the Cable Television Consumer Protection and Competition Act of 1992 was enacted into law. Among the many provisions of this new cable re-regulation law is one that mandates that cable systems carry the signals of local commercial television stations ("must carry") or, at the station's option, that cable systems and television stations negotiate a fee to be paid by cable systems for the retransmission by such cable systems of the local television station's broadcast signal. HSC's full-time broadcast affiliates have all requested "must carry" status in lieu of a retransmission fee.

     On July 2, 1993, the FCC ruled that stations predominantly used for the transmission of sales presentations or program-length commercials operate in the public interest and are entitled to "must carry" status. A petition for reconsideration of the FCC's ruling currently is pending before the FCC. The Company has filed an opposition to that petition. Also, the Supreme Court of the United States has heard oral arguments regarding a decision by the United States District Court for the District of Columbia upholding "must carry" generally. A ruling is expected in mid-1994. As a result of "must carry," HSC has experienced increased cable distribution of its programming due to an increase in the number of cable systems that carry HSC programming.

     On September 23, 1993, the FCC adopted a Notice of Inquiry initiating a proceeding to evaluate the commercial programming practices of broadcast television stations (including stations with shop at home formats) and seeking comment on whether the public interest would be served by establishing limits on the amount of commercial matter broadcast by television stations. The FCC has received comments and reply comments. Although the FCC is only seeking comments at this time and has not made any proposals to limit the amount of commercialization on television stations, there can be no assurance whether or when such proposals will be forthcoming, what the nature of such proposals might be, whether they will be implemented, and thus what impact, if implemented, they would have on the Company.

                        ADDITIONAL SUBSIDIARY BUSINESSES

     In addition to the electronic retailing business, the Company's subsidiaries are involved in mail order, insurance and other businesses complementary to electronic retailing.

     HSN Mail Order, Inc. ("Mail Order") markets a variety of merchandise through four mail order catalogs distributed to individuals on mailing lists developed by Mail Order or rented from agents. The catalogs include Home Shopping Values(TM), Bargaineer Shopping Values(TM), Private Showing Jewelry Values By Mail, and Stuart McGuire Men's Footwear and Accessories. Mail Order also markets a variety of products by inserting marketing materials, including its catalogs, in packages containing products shipped to Club members.

     HSN Insurance, Inc. ("HSI") is a full-service insurance agency marketing a wide range of insurance products such as life, health, auto, homeowners and commercial policies to the public and Club members locally. Mass-marketing of other insurance and service-related products such as a private-label auto club, a legal services plan, a dental insurance plan, an extended services plan for electronics, and an appliance protection plan are also offered to the Club members nationally. HSI also handles the placement of all property and liability insurance for HSN and its subsidiaries as well as employee benefits insurance products.

     HSN Mistix Corporation serves as a computerized ticketing and campground reservations company.

     HSN Lifeway Health Products, Inc. markets natural vitamin and mineral supplements, over-the-counter items, health and wellness merchandise and a complete line of skin and hair products. More than 280 products are offered under the Lifeway(R) line and are marketed via HSC's programming services, mail order catalogs and continuity-based outbound telemarketing.

                                  COMPETITION

     The Company operates in a highly competitive environment. It is in direct competition with businesses which are engaged in retail merchandising and competes most intensely with other electronic retailers, direct marketing retailers such as mail order companies, companies that sell from catalogs, and other discount volume retail outlets. The Company also competes for access to its customers with broadcasters and alternative forms of entertainment and information, such as programming for network and independent broadcast television stations, basic and pay cable television services, satellite master antenna systems, home satellite dishes and home entertainment centers. In particular, the price and availability of programming for cable television systems affects the availability of these channels for the Company's programs and the compensation which must be paid to the cable operators for carriage of HSC programming. In addition, the Company believes that due to a number of factors, including the development by cable operators of alternative sources of cable operator owned programming, the competition for channel capacity has substantially increased. With the advent of new compression technologies on the horizon, this competition for channel capacity may substantially decrease, although additional competitors may have the opportunity to enter the marketplace. No predictions can be made with respect to the viability of these technologies or the extent to which they will ultimately impact the availability of channel capacity.

     The Company was the first specialty retailer to market merchandise by means of live, nationally televised sales programs. The Company's principal competitor in the electronic retail industry is QVC, Inc ("QVC"). The Company and QVC account for the majority of sales in the electronic retail industry. Within the last year, new electronic retailers have commenced or enhanced operations, and several others have announced their intention to enter the business. There are other companies, some having an affiliation or common ownership with cable operators, that now market merchandise by means of live television. A number of other entities are engaged in direct retail sales businesses which utilize television in some form and which target the same markets in which the Company operates. Some of the Company's competitors are larger and more diversified than the Company, or are affiliated with cable operators which have a substantial number of subscribers. The Company cannot predict the degree of success with which it will meet competition in the future.

     In addition to the above factors, the Company's affiliation with broadcast television stations creates another set of competitive conditions. These stations compete for television viewers primarily within local markets. The Company's affiliated broadcast television stations are located in highly competitive markets and compete against both VHF and UHF stations. Due to technical factors, a UHF television station generally requires greater power and a higher antenna to secure substantially the same geographical coverage as a VHF television station. Under present FCC regulations, additional UHF commercial television broadcasting stations may be operated in all such markets, with the possible exception of New York City. The Company cannot quantify the competitive effect of the foregoing or any other sources of video programming on any of the Company's affiliated television stations, nor can it predict whether such competition will have a material adverse effect on its operations.

     In summary, the Company operates in a highly competitive environment in which, among other things, technological change, changes in distribution patterns, media innovations, data processing improvements and new entrants make the competitive position of both the Company and its competitors extremely difficult to predict.

                     TRADEMARKS, TRADENAMES AND COPYRIGHTS

     The Company has registered and continues to register, when appropriate, its trade and service marks as they are developed and used, and the Company vigorously protects its trade and service marks. The Company believes that its marks are a primary marketing tool.

                                   EMPLOYEES

     At December 31, 1993, the Company had 4,266 full-time employees and 752 part-time employees. The Company believes it has generally good employee relationships.

ITEM 2 -- PROPERTIES

     During fiscal 1986, the Company purchased a 165,000 square foot facility located at 1529 U.S. Highway 19 South in Clearwater, Florida, which housed its corporate headquarters, studios and certain of its administrative offices. The Company occupies approximately 82,000 square feet of this facility and leases approximately 83,000 square feet to third parties. The Company operates out of a campus facility at 2501 118th Avenue North, St. Petersburg, Florida, containing in excess of 580,000 square feet which, since

September 30, 1987, has housed television studios, broadcast facilities and most of the Company's administrative offices and training facilities.

     In fiscal 1986, the Company purchased a 160,000 square foot warehouse located in Waterloo, Iowa, and leased a 200,000 square foot warehouse located near Reno, Nevada, with an option to purchase the property. The lease expires September 30, 2002. Both facilities are used as fulfillment centers.

     The Company operates a 450,000 square foot warehouse and fulfillment center with administrative offices located in Salem, Virginia, which is leased from the City of Salem Industrial Development Authority. At the end of the term of such lease, on November 1, 1999, the Company will have the option to purchase the property for $1. In fiscal 1991, the Company completed a 215,000 square foot expansion of this facility, at an approximate cost of $4.2 million.

     In December 1986, the Company purchased a 43,200 square foot fulfillment center located in St. Petersburg, Florida.

     In July and September 1991, the Company purchased three properties, which it formerly leased, from a former related party. The properties, consisting of approximately 90,000 square feet in Clearwater and St. Petersburg, Florida, are currently used for warehouse space.

     The Company's subsidiaries also lease office and/or warehouse space in several states to operate its businesses.

     The Company considers its properties suitable and adequate for its present needs.

ITEM 3 -- LEGAL PROCEEDINGS

     On February 12, 1993, a class action complaint titled Arazie v. Malone, et al. was filed by a shareholder of the Company in the Court of Chancery of the State of Delaware, in and for the County of New Castle (the "Delaware Court"), against the Company, John C. Malone, Peter R. Barton, Robert R. Bennett, John M. Draper, Roy M. Speer and Liberty. Shortly thereafter, four other class action complaints were filed with the Delaware Court by shareholders of the Company; certain of these actions also named as defendants Les R. Wandler and RMS Limited Partnership, a Nevada Limited Partnership ("RMS") in addition to the defendants named in Arazie. On February 19, 1993, the five Delaware actions were consolidated for all purposes in an action titled In re: Home Shopping Network, Inc. Shareholders Litigation, Civil Action No. 12868 (the "Delaware Action"). On March 15, 1993, three additional class action complaints were consolidated into the Delaware Action. On April 26, 1993, the plaintiffs in the Delaware Action filed a consolidated amended and supplemental class action complaint (the "Supplemental Complaint"). The Supplemental Complaint was brought on behalf of all public stockholders of the Company (other than defendants) as of February 12, 1993, and their successors in interest, and names as defendants the persons and entities named in the prior pending complaint in the Delaware Action, as well as Liberty, Liberty Program Investments, Inc. ("LPI") and three current or former directors of the Company (Gerald F. Hogan, J. Anthony Forstmann and John
J. McNamara). In the Supplemental Complaint, the plaintiffs allege, among other things, that (i) Mr. Speer and RMS breached their fiduciary duties in agreeing to the Acquisition, and that Liberty aided and abetted the supposed wrongdoing by Mr. Speer and RMS; (ii) Liberty and LPI have breached their fiduciary duties by commencing an unfairly priced, improperly timed, coercive and manipulative tender offer (the "Tender Offer"); (iii) the offer to purchase disseminated by Liberty and LPI in connection with the Tender Offer contains several misrepresentations and omits material information; and (iv) the members of the Board of Directors of the Company have breached their fiduciary duties of loyalty, due care and candor by failing to protect the public stockholders of the Company from the Tender Offer. Plaintiffs seek to rescind the Acquisition, to enjoin consummation of the Tender Offer and to enjoin the defendants from taking any action to eliminate the separate class voting rights of the holders of the Shares and the Class B Shares on any future proposal relating to a merger or other business combination involving the Company. On May 10, 1993, the plaintiffs filed a Second Consolidated Amended and Supplemental Class Action Complaint (the "Second Supplemental Complaint"). In addition to the parties and allegations contained in the Supplemental Complaint that plaintiffs filed on April 26, 1993, the Second Supplemental

Complaint contains allegations, among other things, that the Tender Offer is false, misleading and coercive. On July 14, 1993, the Delaware Chancery Court granted the plaintiffs leave to file a third consolidated amended and supplemental class action complaint (the "Third Supplemental Complaint"). In addition to the parties and allegations contained in the Second Supplemental Complaint, the Third Supplemental Complaint adds claims and allegations and adds QVC as an additional party defendant. The Third Supplemental Complaint alleges that the QVC merger proposal of July 12, 1993 to form a business combination with the Company (the "QVC Merger Proposal") was inadequate and grossly unfair to the Company's minority stockholders. It asserts class action claims against all defendants other than QVC for breach of fiduciary duty, and against QVC for aiding and abetting Liberty's alleged breaches of fiduciary duty in connection with the QVC Merger Proposal. In addition to the relief sought in the Second Supplemental Complaint, the Third Supplemental Complaint seeks to rescind the Tender Offer or obtain damages in connection therewith. On November 5, 1993, QVC withdrew the QVC Merger Proposal.

     On April 26, 1993, four stockholders of the Company filed with the Delaware Court a purported class action complaint, styled as 7547 Corp. V. Liberty Media Corp., C.A. No. 12956, on behalf of an unspecified class of stockholders of the Company (the "Delaware State Law Action"). The defendants including Liberty, LPI, the Company, and certain current and former directors of the Company (Messrs. Speer, Forstmann, McNamara, Wandler, Chu, James, Ramsey and Roberts). Plaintiffs contend, among other things, that (i) the Board of Directors of the Company failed to approve the Agreement in Principle between RMS and Liberty relating to purchase of a controlling interest in the Company by Liberty before RMS and Liberty reached an agreement, arrangement or understanding regarding the Acquisition; (ii) any approval of the Agreement in Principle by the Board of Directors of the Company on December 4, 1992, was ineffective to exempt Liberty from the restrictions of Section 203 of the Delaware General Corporation Law; and (iii) the Tender Offer is a prohibited "business combination" under Section
203. Plaintiffs sought an injunction hearing prohibiting consummation of the Tender Offer and sought a declaratory judgment prohibiting Liberty from engaging in a "business combination," as defined in Section 203 of the Delaware General Corporation Law (including a business combination with the Company) until December 3, 1995.

     On May 17, 1993, a hearing was held in the Delaware Court on the motions for preliminary injunction filed by the plaintiffs in the Delaware Action and in the Delaware State Law Action. On May 19, 1993, the Delaware Court issued an Order denying plaintiffs' motions for preliminary injunction, ruling that plaintiffs in the Delaware Action had not demonstrated a reasonable probability of success on the merits of their disclosure claims, and that plaintiffs in the Delaware State Law Action had not demonstrated a reasonable probability of success on their claim that the proposed tender offer was in violation of the Delaware Business Combinations Act, 8 Del. C. Section 203.

     On July 19, 1993, certain named plaintiffs filed a Class Action Complaint styled Bartnik, et al. V. Home Shopping Network, Inc., Liberty Media Corp., QVC Network, Inc., Roy M. Speer, Les R. Wandler, John C. Malone, Peter R. Barton, Robert R. Bennett, Gerald F. Hogan, J. Anthony Forstmann, and John J. McNamara, Civil Action No. 93-336, in the United States District Court for the District of Delaware (the "Bartnik Complaint"). The Bartnik Complaint alleges class action claims against Roy M. Speer, Liberty, Gerald F. Hogan, John C. Malone, Peter R. Barton, and Robert R. Bennett for violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder in connection with an alleged scheme to maintain an artificially low market price for the common stock of the Company and to induce class members to sell the Company's common stock during the class period at artificially depressed prices. The Bartnik Complaint contains a class action claim against QVC for aiding and abetting the defendants in their alleged violations of Section 10(b) and Rule 10b-5. The Bartnik Complaint also alleges class action claims against defendants Liberty, Hogan, Malone, Barton, and Bennett for violating Sections 20 and 20A of the Exchange Act through their alleged control over the Company and its disclosures during the class period. The Bartnik Complaint further alleges class action claims against all defendants except QVC, alleging that Liberty's Offer to Purchase and 14D-1 dated on or about April 22, 1993, and the Company's 14D-9 dated on or about May 6, 1993, were materially false and misleading in violation of Section 14(e) of the Exchange Act. The Bartnik Complaint also alleges claims against all defendants except QVC for negligent misrepresentation.

     On or about July 22, 1993, plaintiff Meny Beriro filed a purported class action complaint, Beriro V. Home Shopping Network, Inc., et al., No. 93-347, in the United States District Court for the District of Delaware (the "Beriro Complaint"). On or about August 17, 1993, plaintiff Lawrence G. Metzger filed a purported class action complaint, Metzger V. Home Shopping Network, Inc. et al., No. 93-406, in the United States District Court for the District of Delaware (the "Metzger Complaint"). The Beriro and Metzger Complaints name the same defendants and contain substantially the same claims as the Bartnik Complaint. On September 14, 1993, the United States District Court for the District of Delaware entered an order consolidating the Beriro Complaint and the Metzger Complaint into the Bartnik Complaint as the Complaint for the consolidated action.

     On December 16, 1993, four actions that had been filed in, consolidated by and transferred from the United States District Court for the District of Colorado were consolidated with the Bartnik Complaint (the "Delaware Federal Action"). On February 15, 1994, plaintiffs filed a consolidated and amended complaint. The action seeks unspecified damages on behalf of a purported class consisting of all purchasers of the Company's common stock prior to April 9, 1993 who thereafter sold such shares on public exchanges prior to July 12, 1993 or in the Tender Offer. The defendants include Liberty, LPI, John C. Malone, Peter R. Barton and Robert R. Bennett (collectively, the "Liberty Defendants"), QVC, the Company, Gerald F. Hogan, J. Anthony Forstmann, John J. McNamara, Roy
M. Speer and Les R. Wandler. Plaintiffs allege that, between March 30, 1993 and July 12, 1993, the Liberty Defendants failed to disclose their supposed "plans and expectations" for a merger of the Company and QVC. Plaintiffs also allege that (i) defendants supposedly made misleading and overly negative disclosures between April-July 1993 regarding the business activities and prospects of the Company which had the effect of artificially depressing the price of the Company's shares; (ii) defendants allegedly misled sellers of the Company's shares by failing to disclose defendants' expectations regarding a July 1993 ruling by the Federal Communications Commission which improved the business prospects of the Company; and (iii) Liberty and the Company supposedly misled the Company's stockholders by making incorrect disclosures (particularly in connection with the Tender Offer) regarding Liberty's ability to control the Company's stockholder vote on certain fundamental corporate transactions. Plaintiffs assert that the foregoing alleged acts and omissions violated the federal securities laws and state law.

     On December 31, 1993, an agreement in principle was reached to settle the Delaware Action and the Delaware Federal Action. The Company does not anticipate having to contribute to the settlement of these actions or pay any of the plaintiffs' attorneys' fees or expenses therein. The settlement of these actions is conditioned on, among other things, court approval after notice to the shareholders and a hearing on the fairness of the settlement.

     On February 12, 1993, a class action complaint entitled Mizell et al. V. Speer et al., C.A. No. 93-000494-CI-020, was filed in the Circuit Court for Pinellas County, Florida against Roy M. Speer, Les R. Wandler, Franklin J. Chu,
J. Anthony Forstmann, Thomas A. James, John J. McNamara, William J. Ramsey, Michael V. Roberts and Liberty ("Mizell "). On February 19, 1993, plaintiffs in Mizell filed an amended complaint adding the Company as an additional defendant. The Mizell plaintiffs allege, among other things, that the Liberty merger proposal delivered to the Board of Directors of the Company following the closing of the Acquisition (the "Liberty Merger Proposal") was fundamentally unfair to the Company's public stockholders; did not represent the current value of the Company's Common Stock, assets and business; and that certain of the defendants breached their fiduciary duties to plaintiffs and to the Company's other shareholders. The plaintiffs seek, inter alia, an injunction enjoining any merger or other business combination resulting from the Liberty Merger Proposal and unspecified monetary damages. Liberty and the other defendants in the Mizell action have filed motions to dismiss the amended complaint on various grounds or, in the alternative, to stay that proceeding in favor of the prior-filed Delaware action.

     On January 19, 1994, the Mizell plaintiffs voluntarily dismissed the Mizell lawsuit without prejudice.

     On April 13 and 14, 1993, seven purported class action lawsuits were filed in the United States District Court for the Middle District of Florida, Tampa Division (the "Court") against the Company and Roy M. Speer and, in two of the cases, current or former officers and directors of the Company. RMS is also named as a defendant in two of the actions. The complaints filed in four of the suits are virtually identical and allege that certain statements made by Roy Speer and the Company in press releases and in an information statement dated March 11, 1993, failed to disclose material facts relating to the Company's business practices. Goldstein V. Roy M. Speer, et al. and Home Shopping Network, Inc., Civil Action No. 93-602-CIV-T-23B; Milton Partners, L.P. V. Roy M. Speer, et al. and Home Shopping Network, Inc., Civil Action No. 93-608-CIV-T-15C; Kirsch V. Roy M. Speer, et al. and Home Shopping Network, Inc., Civil Action No. 93-623-CIV-T-23A; and Greenwald V. Roy M. Speer, et al. and Home Shopping Network, Inc., Civil Action No. 93-624-CIV-T-17B. In particular, these suits allege that employees of the Company improperly accepted compensation from vendors; that the Company paid Nando DiFilippo, former executive vice-president, general counsel and secretary of the Company, to prevent him from disclosing such vendor bribes; and that the Company had failed to properly disclose certain related party transactions in its filings with the SEC. These suits allege that the failure to disclose these matters violated
Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and
Section 20 of the Exchange Act and constituted common law fraud.

     In International Gemmological Institute, Inc. et al. V. Home Shopping Network, Inc. et al., Civil Action No. 93-610-CIV-T-21B, another of the purported class action suits, the plaintiffs assert that Speer and the Company misstated material facts or omitted to state material facts in certain public filings and announcements, that certain insiders of the Company (Franklin Chu, John McNamara, Michael Roberts, and Edward Vaughn) traded securities of the Company while in the possession of material nonpublic information and that Speer and the Company engaged in certain activities which amount to common law fraud and deceit and negligent misrepresentation. This purported class action seeks damages, including punitive damages, interest, costs and fees. The allegations in this complaint are similar to those in the class action suits described above. Likewise, in Arnold Jerome Sussman, et al. V. Home Shopping Network, Inc., Civil Action No. 93-613-CIV-T-17B the plaintiffs assert violations of
Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder based upon a failure to properly disclose certain bribes allegedly paid by unspecified vendors to Mr. Speer and Lowell W. Paxson, a former president of the Company, the fact that certain payments to Mr. DiFilippo allegedly were to cover-up financial wrongdoing, that corporate assets were purportedly transferred to Western and that an improper loan was made to a consultant of the Company. The plaintiffs in this action seek damages, prejudgment interest, costs, expenses and attorneys' fees and other unspecified relief. The plaintiff in one of the putative class actions, Kas V. Home Shopping Network Inc., et al., Civil Action No. 93-621-CIV-T-15A, voluntarily dismissed his claims without prejudice.

     On or about April 23, 1993, plaintiffs Mike and Natalie Magula filed another purported class action in the Court titled Magula V. Home Shopping Network, Inc., Civil Action No. 93-679-CIV-T-21C. The defendants in this action are the Company, Roy M. Speer, Les R. Wandler, Franklin J. Chu, Fernando DiFilippo, Jr., Lowell W. Paxson and RMS. The plaintiffs allege violations of
Section 10 of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act as well as a Florida statute relating to commercial bribery in seeking an unspecified amount of damages, including punitive damages, prejudgment interest, costs and attorneys' fees. The complaint alleges that (i) the Company failed to properly disclose the nature of certain payments made by Mr. Speer and Mr. Paxson to Mr. DiFilippo; (ii) the Company knew or recklessly disregarded the fact that certain vendors to the Company allegedly paid bribes to certain employees of the Company; (iii) that the Company's Annual Report on Form 10-K for the year ended August 31, 1992, and Report on Form 10-Q for the period ended November 30, 1992, contained misleading financial statements because they failed to disclose the payments to Mr. DiFilippo and that certain employees of the Company had allegedly been paid bribes; (iv) that the Company failed to disclose certain information regarding its inventory levels and a recent change in management's policies which resulted in an increase in the Company's inventory reserve; and (v) that the Company failed to accurately disclose the existence of a known trend that would have a material impact on the business of the Company.

     On or about April 28, 1993, another purported class action lawsuit, Newborn
V. Home Shopping Network, Inc., et al., Civil Action No. 93 681 CIV T 17A was filed in the Court against the Company, Mr. Speer and RMS. The plaintiff alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and the plaintiff seeks an unspecified amount of damages, including prejudgment interest, plus costs, expenses and attorneys' fees. The plaintiff alleges that the defendants engaged in improper activities including (i) improper payments to Mr. Speer, Mr. Paxson, and possibly other senior executives of the

Company; (ii) diversion of Company funds to Western; (iii) a cover-up of the alleged improper payments, including payments to Mr. DiFilippo and an alleged improper loan to a financial advisor to the Company; and (iv) issuance of materially false and misleading statements to the investing public.

     Plaintiffs have moved to consolidate all of the pending class action suits filed in April 1993 in the Court against the Company and various defendants (the "Florida Federal Securities Actions").

     On December 30, 1993, the counsel for both the Company and the plaintiffs in the Florida Federal Securities Actions, entered into an agreement in principle to settle the Florida Federal Securities Actions.

     Pursuant to the terms of the agreement in principle to settle the Florida Federal Securities Actions, the Company agreed to pay $9,600,000 in full settlement of any and all claims whatsoever which have been or could have been made in the Florida Federal Securities Actions by any members of a plaintiff class consisting of all purchasers of the Company's common stock (other than the defendants) from June 1, 1992 through and including April 12, 1993 (collectively the "Purchaser Class"). Any attorneys' fees awarded by the Court to the plaintiffs' attorneys will be paid out of the $9,600,000 settlement fund. The settlement of the Florida Federal Securities Actions is conditioned on, among other things, Court approval after notice to the Purchaser Class and a hearing on the fairness of the settlement.

     On December 15, 1992, a shareholder derivative lawsuit was filed by 7457 Corp., a Colorado corporation, against certain current and former officers and directors of the Company (Roy M. Speer, Les Wandler, Franklin J. Chu, J. Anthony Forstmann, Thomas A. James, John J. McNamara, William J. Ramsey, and Michael R. Roberts) (the "Named Directors"), and against the Company as a nominal defendant in the United States District Court for the Middle District of Florida, Tampa Division, Case No. 92-1966-CIV-T-15A. Another shareholder derivative suit was filed in the Court against the Named Directors and the Company as a nominal defendant on December 31, 1992, by Isaac Fillosov and Claire Rand. On February 23, 1993, the Court granted a motion to consolidate these two actions as 7547 Corp. et al. V. Speer et al. (the "Derivative Action") with leave to file a consolidated amended complaint. On April 16, 1993, the plaintiffs filed a consolidated amended complaint. On May 24, 1993, the court granted plaintiffs leave to file a second consolidated amended complaint (the "Second Amended Complaint"). The amendments add Richard Speer, Western, Liberty and LPI as defendants and add Ricky Werbosky as plaintiff. The Company is named as a nominal defendant in a derivative capacity with respect to one of the claims asserted in the Second Amended Complaint. The suit alleges a breach of fiduciary duties owed to the Company and its stockholders by the Named Directors and a failure to exercise due care and diligence in the management and administration of the affairs of the Company. Western and Richard Speer are alleged to have aided and abetted such breaches. The suit challenges the validity of a license agreement with Western pursuant to which the Company was given the exclusive rights to certain software and alleges that the Company wrongfully made, and continues to make, payments to Western pursuant to a computer services agreement which was allegedly terminated. The suit alleges that the Company wrongfully made payments to Western of $3,502,000, $3,286,000 and $3,084,000 during the Company's 1992, 1991 and 1990 fiscal years, respectively, pursuant to the agreement. Merchandise that is unsuitable for sale via the Company's programs or outlet stores was sold by Western, which received a commission of 15% on the amount realized upon disposition. Western received $1,469,000, $1,615,000 and $1,427,000 and through this arrangement during the Company's 1992, 1991 and 1990 fiscal years, respectively. The suit also alleges that this 15% commission was commercially unreasonable. The sole stockholder of Western is Richard Speer, the son of Roy M. Speer. The suit alleges that the above-described arrangements would not have been entered into by the Company with an unrelated third party and that Roy and Richard Speer owned undisclosed interests in unspecified firms which sell merchandise to the Company. The Second Amended Complaint also asserts a class action claim relating to certain alleged misstatements or omissions of material facts in the Company's proxy statements for 1990, 1991 and 1992. In particular, the suit alleges that the proxy statements (i) did not disclose certain unspecified interests of Roy and Richard Speer in vendors which did business with the Company; (ii) mischaracterized certain payments made to Mr. DiFilippo as consulting fees rather than as amounts paid to DiFilippo to secure his silence concerning certain alleged, unspecified misconduct by Speer; (iii) failed to properly disclose the Western arrangements and the fact that the Audit Committee of the Board of Directors had not approved related party transactions, and (iv) that one of the Named Directors was the President of a company alleged to have been controlled by Roy Speer. The suit seeks findings that the Named Directors, Richard Speer and Western breached their fiduciary duties to the Company and its stockholders or aided and abetted such breaches; that the Named Directors, Richard Speer and Western must account to the Company for any losses, plus interest; that the plaintiffs be awarded all costs for the action; that the Named Directors return to the Company all compensation received by them during the relevant time periods; that certain defendants be enjoined from paying additional money or delivering valuable assets to Richard Speer or Western and that certain of the Named Directors take corrective action with respect to the Company's alleged disclosure violations. The Second Amended Complaint alleges class action claims against Liberty and LPI for violations of Section 13(e) and 14(e) of the Exchange Act and Rules 13e-3 and 13e-4 promulgated thereunder in connection with the Offer to Purchase. The Second Amended Complaint also contains a class action claim against Liberty and LPI alleging that Liberty controlled the contents of the Solicitation/Recommendation section of the Schedule 14D-9 the Company filed on May 6, 1993, and that the 14D-9 is materially false and misleading in violation of Sections 14(d) and 14(e) of the Exchange Act and Rule 14e-2 promulgated thereunder.

     On or about February 8, 1994, counsel for the Company, with the approval of the special litigation committee of its Board of Directors, signed an agreement in principle to settle the Derivative Action. Pursuant to the terms of this agreement, Roy M. Speer has agreed to pay the Company $2,000,000 and to pay the Company an additional $1,000,000 to partially fund the $9,600,000 settlement in the Florida Federal Securities Actions. The Company has agreed to pay Western, the successor to Pioneer Data Processing, Inc. ("Pioneer"), $4,500,000 in exchange for releases and cancellation or acquisition of a 1985 license agreement involving the Company and Pioneer. This agreement in principle also provides for certain limitations on the rights of Roy M. Speer to seek indemnification for the advancement of expenses from the Company and that the parties to the Derivative Action agree to release certain claims against each other. The Company also has agreed to pay such attorneys' fees as may be awarded by the Court to the plaintiffs' counsel. The settlement of the Derivative Action is conditioned on, among other things, Court approval after notice to the shareholders and a hearing on the fairness of the settlement.

     On April 1, 1993, Mr. Allen P. Allweiss, a former executive vice president and general counsel of the Company, filed a lawsuit styled Allweiss V. HSN, et al., in the Circuit Court of the Sixth Judicial Circuit of the State of Florida for Pinellas County, Case No. 93-1176CI13, against the Company, Roy M. Speer, Francis Santangelo, Liberty, Gerald F. Hogan and John M. Draper complaining about, among other things, his February 24, 1993, termination from the Company (the "Allweiss Suit").

     The Allweiss Suit asserted that the defendants violated certain provisions of Florida law relating to stock options and restricted stock (the "Stock Rights") issued to Allweiss under the Company's 1986 Stock Option Plan for Employees (the "Employee Plan") and the Company's 1990 Executive Stock Award Program (the "Award Program"). Additional allegations against one or more of the defendants relating to Mr. Allweiss' Stock Rights include securities fraud, an alleged fraudulent scheme to deprive him of the value of such rights, theft, conversion, breach of contract, interference with a business or contractual relationship and deprivation of unpaid wages. In addition, Mr. Allweiss alleged that his discharge was in retaliation for bringing to the attention of the Company certain alleged improprieties by Mr. Speer, Mr. Santangelo and certain former officers and directors of the Company. The Allweiss Suit is seeking an unspecified amount of damages for losses associated with his Stock Rights and lost benefits and wages, treble damages against the Company, Speer and Santangelo for an alleged pattern of criminal activities that allegedly injured Mr. Allweiss and relief for intentional infliction of emotional distress. During his tenure with the Company, Mr. Allweiss was granted certain stock options and restricted stock under the Company's Employee Plan and the Award Program. Following his dismissal, the Company notified Allweiss that all of the options granted under the Employee Plan had vested and were exercisable at $8.229 per share, the exercise price set upon the initial grant of the options. Mr. Allweiss maintains that the exercise price had been amended following the initial grant date and that the correct exercise price is $4.753 per share. The Award Program provides that nonvested shares of stock are forfeited upon the termination of a participant's employment with the Company unless such termination results from a change in control of the Company. Mr. Allweiss alleges that the Company has violated certain of his rights by failing to notify him of the status of the stock granted to him under the Award Program. In addition to the counts relating to the Stock Rights, the Allweiss Suit refers to a variety of allegedly improper transactions and purportedly inaccurate or incomplete disclosures involving (i) the severance arrangements between the Company, Mr. Speer and Mr. Paxson, and Mr. DiFilippo; (ii) transactions between the Company and Pioneer and Western;
(iii) the failure of the Company's Audit Committee to approve certain related party transactions; (iv) disclosures to the IRS relating to payments to Pioneer and a proposed reorganization of Western; (v) the independence of a former member of the Audit Committee of the Board of Directors; (vi) disclosures contained in certain documents filed with the FCC; (vii) transactions between the Company and Francis Santangelo; and (viii) certain additional matters. The Allweiss Suit maintains, among other things, that Mr. Allweiss' efforts to disclose or rectify these matters caused him to be dismissed.

     On August 30, 1993, Mr. Allweiss filed an amended complaint (the "Amended Complaint") in the Circuit Court of the Sixth Judicial Circuit of the State of Florida for Pinellas County, Case No. 93-1176CI13. The Amended Complaint restates several of the causes of action in the original complaint and contains essentially the same allegations of purported wrongdoing as the original complaint but no longer includes several counts including the claims for securities fraud, common law fraud, deprivation for unpaid wages, and intentional infliction of emotional distress. The Amended Complaint also adds counts for conspiracy to commit theft, conversion, and retaliatory discharge. The Amended Complaint also includes a claim for civil remedies for alleged criminal practices against the Company, Mr. Speer and Mr. Santangelo, along with a claim for interference with business and contractual relations against Santangelo only. On October 26, 1993, the court denied the defendants' motions to dismiss the Amended Complaint except that the court dismissed the retaliatory discharge count with prejudice as to all of the defendants except the Company. Plaintiff also filed on August 30, 1993, a notice of appeal as to those claims dismissed without leave to amend by the court's July 29, 1993, order in the Allweiss Suit. The appeal was dismissed on October 15, 1993, as premature.

     On December 2, 1993, the Company filed a counterclaim against Mr. Allweiss alleging breach of fiduciary duties, legal malpractice and breach of a confidentiality agreement. The Company believes it has meritorious defenses and intends to vigorously defend this action.

     On December 27, 1990, a customer of HSC filed an amended class action complaint against the Company styled Mauger V. Home Shopping Network, Inc., in the Court of Common Pleas, Philadelphia County, Pennsylvania. Plaintiff alleged violation of the Pennsylvania Unfair Trade Practices and Consumer Protection Law in relation to the Company's pricing practices with respect to diamond and imitation diamond jewelry. Plaintiff seeks certification of the class, compensatory damages or $100 per class member, treble damages, attorney's fees, costs, interest and other relief. Plaintiff claims that the diamond ring she purchased from HSC was not of the same value stated in an appraisal provided to the customer.

     On June 22, 1991, another customer of HSC filed a class action complaint against the Company, styled Powell V. Home Shopping Network, Inc., making similar allegations concerning jewelry purchased from HSC and seeking similar relief.

     On April 19, 1993, the Mauger and Powell cases were consolidated in the Court of Common Pleas of Bucks County, Pennsylvania, (Case No. 91-6152-20-1). On May 4, 1993, the Court entered an order granting the plaintiffs' motion for class certification and declared the plaintiffs to be class representatives and the class to be "all Pennsylvania residents who purchased any jewelry containing diamonds or imitation diamonds from Home Shopping Network, Inc's subsidiary Home Shopping Club, Inc. between December 27, 1984 and May 20, 1991." On July 23, 1993 the court denied the Company's motion for interlocutory appeal of the May 4, 1993 order. The Company believes that it has meritorious defenses and intends to continue vigorously defending this action.

     The Company has been informed that the Securities and Exchange Commission has entered a formal order of investigation involving matters relating to, among other things, certain of the Company's SEC filings and other public disclosures. The Company has furnished documents in connection with this formal investigation and is cooperating in the investigation while maintaining its legal privileges, including the attorney/client privilege. This is a nonpublic investigation and the scope of the investigation is confidential. The Company has been advised that this inquiry should not be construed as an indication by the Commission or its staff that any violations of law have occurred, nor should it be considered a reflection upon any person, entity or security.

     The Company has been informed that a federal grand jury impaneled in the Middle District of Florida is investigating matters relating to the Company. The Company has furnished documents in connection with this investigation and has taken action to protect its legal privileges in these proceedings, including the attorney/client privilege. Information related to the scope of matters occurring before the grand jury is confidential. The Company was advised by the federal government that the Company is not a target, at this time, of the Grand Jury investigation.

     Pursuant to existing indemnification agreements with current and former officers and directors, the Company has paid in 1993 approximately $1,983,000 in attorneys' fees and expenses of its current and former officers and directors in connection with the foregoing described litigation.

     On March 4, 1993, the Company's Board of Directors formed a Special Committee to investigate the allegations in the Derivative Action and certain other matters and to take such action in response to the Derivative Action and other litigation as the Committee determined to be in the interests of the Company and its stockholders. The members of the Special Committee are Messrs. Hindery, Draper and Bennett. Both Messrs. Draper and Bennett are officers of Liberty. The Special Committee has retained legal counsel to assist in its investigation. The Special Committee is finalizing their review in connection with the settlement of the matters.

     In conjunction with the proposed settlement of the Delaware Federal Action, the Delaware Action, the Derivative Action and the Florida Federal Securities Actions, certain defendants in those lawsuits agreed through their attorneys on February 8, 1994 that, upon the final consummation of the proposed settlements in all such actions, all such parties will release each other as to any claims for contribution relating to the claims actually asserted in those proceedings (the "Release Agreement"). The parties to the Release Agreement are the Company, Roy M. Speer, Les R. Wandler, Franklin J. Chu, J. Anthony Forstmann, Gerald F. Hogan, Thomas A. James, John J. McNamara, William J. Ramsey, Michael V. Roberts, RMS, Liberty, LPI, John C. Malone, Peter R. Barton, Robert R. Bennett and John
M. Draper.

     The foregoing descriptions of these actions and the proposed settlements of the Delaware Action, the Delaware Federal Action, the Derivative Action and the Florida Federal Securities Actions do not purport to be a complete summary thereof and are qualified in their entirety by reference to the complaints and other pleadings in these actions and the documents associated with the proposed settlements.

     The Company has determined that the publicity surrounding the legal proceedings referenced above has not, and is not expected to, materially adversely affect the Company's business operations.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information set forth under the caption "Price Range of Common Stock" on page 61 of the 1993 Annual Report, is incorporated herein by reference.

     The total number of stockholders of record as of March 18, 1994, was 8,804.

     The Company has paid no cash dividends on its common stock to date and does not anticipate that it will pay cash dividends in 1994. Any payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors deemed relevant by the Board of Directors.

     On December 28, 1992, the Company distributed the capital stock of SKC to the Company's stockholders of record on December 24, 1992, in the form of a pro rata stock dividend. The distribution also included Telemation, Inc., formerly a wholly-owned subsidiary of the Company that operates video production and post-production facilities, the capital stock of which was contributed to SKC prior to the distribution.

     The distribution of the capital stock of SKC was a taxable transaction. The Company recognized a gain for income tax purposes in the amount equal to the difference between the fair market value of the SKC capital stock distributed and the Company's basis in such SKC capital stock. This gain resulted in additional income tax expense of approximately $1.5 million which was recorded during the four months ended December 31, 1992.

ITEM 6 -- SELECTED FINANCIAL DATA

     The information set forth under the caption "Summary Financial Data" on page 60 of the 1993 Annual Report, is incorporated herein by reference.

ITEM 7 --MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion and Analysis" on pages 21 through 34 of the 1993 Annual Report, is incorporated herein by reference.

ITEM 8 -- CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Registrant and Independent Auditors' Reports set forth on pages 35 through 59 of the 1993 Annual Report are incorporated herein by reference:

          Independent Auditors' Reports for the year ended December 31, 1993, the four months ended December 31, 1992, and the years ended August 31, 1992 and 1991.

          Consolidated Balance Sheets as of December 31, 1993, and 1992 and August 31, 1992.

          Consolidated Statements of Operations for the year ended December 31, 1993, the four months ended December 31, 1992, and the years ended August 31, 1992 and 1991.

          Consolidated Statements of Stockholders' Equity for the year ended December 31, 1993, the four months ended December 31, 1992, and the years ended August 31, 1992 and 1991.

          Consolidated Statements of Cash Flows for the years ended December 31, 1993, the four months ended December 31, 1992, and the years ended August 31, 1992 and 1991.

          Notes to Consolidated Financial Statements.

ITEM 9 --CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     A report was filed on Form 8-K for the event occurring February 23, 1993, reflecting the change in accountants from Deloitte & Touche to KPMG Peat Marwick.

                                    PART III

ITEM 10 --DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Election of Directors" in the Proxy Statement dated March 29, 1994, for the Annual Meeting of Stockholders to be held May 4, 1994, is incorporated herein by reference.

ITEM 11 -- EXECUTIVE COMPENSATION

     The information set forth under the captions "Summary Compensation Table" and "Employment Agreements" in the Proxy Statement dated March 29, 1994, for the Annual Meeting of Stockholders to be held May 4, 1994, is incorporated herein by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Security ownership by management as outlined under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement dated March 29, 1994, for the Annual Meeting of Stockholders to be held May 4, 1994, is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the captions "Compensation of Directors and Executive Officers" and "Certain Transactions and Business Relationships" in the Proxy Statement dated March 29, 1994, for the Annual Meeting of Stockholders to be held on May 4, 1994, is incorporated herein by reference.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) List of Documents filed as part of this Report

     (1) Financial Statements

        Independent Auditors' Report -- KPMG Peat Marwick.

        Independent Auditors' Report -- Deloitte & Touche.

        Consolidated Balance Sheets as of December 31, 1993 and 1992, and August 31, 1992.

        Consolidated Statements of Operations for the year ended December 31, 1993, the four months ended December 31, 1992, and the years ended August 31, 1992 and 1991.

        Consolidated Statements of Stockholders' Equity for the year ended December 31, 1993, the four months ended December 31, 1992, and the years ended August 31, 1992 and 1991.

        Consolidated Statements of Cash Flows for the year ended December 31, 1993, the four months ended December 31, 1992, and the years ended August 31, 1992 and 1991.

        Notes to Consolidated Financial Statements.

     (2) Financial Statement Schedules

SCHEDULE                                                                                  PAGE
 NUMBER                                                                                  NUMBER
- --------                                                                                 ------
    II    --   Amounts Receivable from Related Parties and Underwriters, Promoters, and     29
               Employees other than Related Parties....................................
     V    --   Property, Plant and Equipment...........................................     30
    VI    --   Accumulated Depreciation and Amortization of Property, Plant and             31
               Equipment...............................................................
  VIII    --   Valuation and Qualifying Accounts.......................................     32
     X    --   Supplementary Income Statement Information..............................     33

     The reports of the Company's independent auditors with respect to the above listed financial statement schedules appears on pages 27 and 28.

     All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

     (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

EXHIBIT
NUMBER                                            DESCRIPTION
- -------       -----------------------------------------------------------------------------------
   3.1   --   Restated Certificate of Incorporation of the Company filed as Exhibit 3.1 to the
              Company's Annual Report on Form 10-K for the year ended August 31, 1987, is hereby incorporated by reference.
   3.2   --   Amendment to Restated Certificate of Incorporation of the Company filed as Exhibit
              3.2 to the Company's Annual Report on Form 10-K for the year ended August 31, 1987, is hereby incorporated by reference.
   3.3   --   Amendment filed December 17, 1986, to the Restated Certificate of Incorporation of
              the Company filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K is
              hereby incorporated by reference.
   3.4   --   Amended Bylaws of the Company.
  10.1   --   Agreement for Computer Services dated June 21, 1985, by and between Pioneer Data,
              Inc. and the Company filed as Exhibit 10.17 to the Company's Form S-1 Registration
              Statement #33-4356, dated May 13, 1986, is incorporated herein by reference.

EXHIBIT
NUMBER                                            DESCRIPTION
- -------       -----------------------------------------------------------------------------------
 *10.2   --   Employment Agreement dated March 5, 1986, by and between Roy M. Speer and the
              Company, filed as Exhibit 10.10 to the Company's Form S-1 Registration Statement
              #33-4356, dated May 13, 1986, is incorporated herein by reference.
 *10.3   --   Amended 1986 Stock Option Plan for Outside Directors dated August 1, 1986, filed as
              Exhibit 10.32 to the Company's Form S-1 Registration Statement #33-8560, dated
              October 15, 1986, is incorporated herein by reference.
 *10.4   --   1986 Stock Option Plan for Employees dated August 1, 1986, filed as Exhibit 10.33 to the Company's Form S-1 Registration Statement #33-8560, dated October 15, 1986, is incorporated herein by reference.
  10.5   --   Form of 1987 Cable Operators Stock Option Plan, filed as Exhibit 10.48 to the
              Company's Form S-1 Registration Statement #33-12527, dated May 4, 1987, is incorporated herein by reference.
  10.6   --   Form of Affiliation Agreement by and between the Company and Cable Operators under the 1987 Cable Operators Stock Option Plan, filed as Exhibit 10.49 to the Company's
              Form S-1 Registration Statement #33-12527, dated May 4, 1987, is incorporated herein by reference.
  10.7   --   Form of Cable Operators Stock Option Agreement by and between the Company and Cable
              Operators under the 1987 Cable Operators Stock Option Plan, filed as Exhibit 10.50 to the Company's Form S-1 Registration Statement #33-12527, dated May 4, 1987, is incorporated herein by reference.
  10.8   --   Lease Agreement dated December 1, 1986, by and between G&M Properties, a Nevada partnership and Home Shopping Network Realty, Inc., a subsidiary of the Company filed as Exhibit 10.53 to the Company's Form S-1 Registration Statement #33-12527,
              dated May 4, 1987, is incorporated herein by reference.
  10.9   --   Option Agreement dated December 1, 1986, by and between G&M Properties, a Nevada partnership and Home Shopping Network Realty, Inc., a subsidiary of the Company filed as Exhibit 10.54 to the Company's Form S-1 Registration Statement #33-12527,
              dated May 4, 1987, is incorporated herein by reference.
  10.10  --   Lease Agreement dated January 30, 1987, by and between G&M Properties, a Nevada partnership and Home Shopping Network Realty, Inc., a subsidiary of the Company filed as Exhibit 10.55 to the Company's Form S-1 Registration Statement #33-12527,
              dated May 4, 1987, is incorporated herein by reference.
  10.11  --   Lease Agreement dated January 30, 1987, by and between G&M Properties, a Nevada partnership and Home Shopping Network Realty, Inc., a subsidiary of the Company filed as Exhibit 10.56 to the Company's Form S-1 Registration Statement #33-12527,
              dated May 4, 1987, is incorporated herein by reference.
  10.12  --   License Agreement dated as of July 16, 1986, between Home Shopping Network, Inc., and Canadian Home Shopping Network, Ltd., filed as Exhibit 10.61 to the Company's
              Form S-1 Registration Statement #33-12527, dated May 4, 1987, is incorporated herein by reference.
 *10.13  --   Form of 1990 Executive Stock Award Program dated October 17, 1990, as amended, filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended August 31, 1991, is hereby incorporated by reference.
 *10.14  --   Third and Fourth Amendments to 1986 Stock Option Plan for Outside Directors, filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended
              August 31, 1991, is hereby incorporated by reference.
  10.15  --   Distribution Agreement by and between Home Shopping Network, Inc. and Precision
              Systems, Inc. dated as of July 31, 1992 filed as Exhibit 10.1 to the Precision
              Systems, Inc. Form 10, Registration Statement No. 0-20068 and filed April 14, 1992, is incorporated herein by reference.

EXHIBIT
NUMBER                                            DESCRIPTION
- -------       -----------------------------------------------------------------------------------
  10.16  --   Tax Sharing Agreement by and between Home Shopping Network, Inc. and Precision
              Systems, Inc. dated as of July 31, 1992 filed as Exhibit 10.3 to the Precision
              Systems, Inc. Form 10, Registration Statement No. 0-20068 and filed April 14, 1992, is incorporated herein by reference.
  10.17  --   Software License Agreement by and between Home Shopping Network, Inc. and Precision
              Systems, Inc. dated as of July 31, 1992 filed as Exhibit 10.4 to the Precision
              Systems, Inc. Form 10, Registration Statement No. 0-20068 and filed April 14, 1992, is incorporated herein by reference.
  10.18  --   Software Development Agreement by and between Home Shopping Network, Inc. and
              Precision Systems, Inc. dated as of July 31, 1992 filed as Exhibit 10.6 to the
              Precision Systems, Inc. Form 10, Registration Statement No. 0-20068 and filed April
              14, 1992, is incorporated herein by reference.
  10.19  --   Stock Purchase Agreement by and between Home Shopping Network, Inc. and The
              National Registry Inc. dated April 28, 1992 filed as Exhibit 10.29 to the Company's
              Annual Report on Form 10-K for the year ended August 31, 1992, is incorporated herein by reference.
  10.20  --   Form of Distribution Agreement between Home Shopping Network, Inc. and Silver King
              Communications, Inc. ("SKC") dated as of December 28, 1992 filed as Exhibit 10.1 to the SKC Registration Statement on Form 10, as amended, Registration Statement No.
              0-20570, is incorporated herein by reference.
  10.21  --   Form of Affiliation Agreements between Home Shopping Club, Inc. and SKC dated as of
              December 28, 1992 filed as Exhibit 10.2 to the SKC Registration Statement on Form
              10, as amended, Registration Statement No. 0-20570, is incorporated herein by reference.
  10.22  --   Form of Corporate Services Agreement between Home Shopping Network, Inc. and SKC dated as of December 28, 1992 filed as Exhibit 10.3 to the SKC Registration
              Statement on Form 10, as amended, Registration Statement No. 0-20570, is incorporated herein by reference.
  10.23  --   Form of Tax Sharing Agreement between Home Shopping Network, Inc. and SKC dated as of December 28, 1992 filed as Exhibit 10.4 to the SKC Registration Statement on
              Form 10, as amended, Registration Statement No. 0-20570, is incorporated herein by reference.
  10.24  --   Loan Agreement, as amended, and Promissory Note between HSN Capital Corporation and
              SKC dated as of December 28, 1992.
  10.25  --   Term Loan Agreement, dated as of December 18, 1992, among Home Shopping Network,
              Inc., Home Shopping Club, Inc., the signatory banks, LTCB Trust Company and Bank of
              Montreal as Co-Agents and LTCB Trust Company as Administrative Agents, as amended.
  10.26  --   Amended and Restated Credit Agreement, dated as of December 18, 1992 among Home
              Shopping Network, Inc., Home Shopping Club, Inc., the signatory banks, LTCB Trust
              Company and Bank of Montreal as Co-Agents and LTCB Trust Company as Administrative
              Agent, as amended.
  10.27  --   Term Loan Agreement, dated as of February 4, 1993, among Home Shopping Network,
              Inc. Home Shopping Club, Inc., the signatory banks, LTCB Trust Company as Agent,
              Bank of Montreal and The Bank of New York, each as a Co-Agent, and LTCB Trust
              Company as Administrative Agent, as amended.
  10.28  --   Amended and Restated System Maintenance and Support Agreement effective as of
              February 2, 1993 between Home Shopping Network, Inc. and Precision Systems, Inc.
  10.29  --   MCI Special Customer Arrangement between MCI Telecommunications Corporation and
              Home Shopping Network, Inc.
  10.30  --   Credit Card Program Agreement, dated as of February 16, 1994, by and among Home
              Shopping Network, Inc., participating subsidiaries and General Electric Capital
              Corporation.
 *10.31  --   First, Second, Third and Fourth Amendments to the 1986 Stock Option Plan for
              Employees.
 *10.32  --   Employment Agreement between Home Shopping Network, Inc. and Gerald F. Hogan, dated as of February 23, 1993.

EXHIBIT
NUMBER                                            DESCRIPTION
- -------       -----------------------------------------------------------------------------------
 *10.33  --   Home Shopping Network, Inc. Retirement Savings and Employee Stock Ownership Plan
              and Trust Agreement.
  11     --   Computation of net earnings (loss) per share.
  13     --   Annual Report to Stockholders.
  21     --   List of Subsidiaries of the Company.

- ---------------
* Reflects management contracts and compensatory plans.

(b) Reports on Form 8-K

     Report dated November 5, 1993, reporting the termination of merger negotiations with QVC, Inc.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

March 25, 1994
                                          HOME SHOPPING NETWORK, INC.

                                          By: /s/  GERALD F. HOGAN
                                              ----------------------------------
                                                     Gerald F. Hogan
                                          President and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 25, 1994.

                   SIGNATURE                                        TITLE
- -----------------------------------------------  --------------------------------------------
 /s/            GERALD F. HOGAN                   President and Chief Executive Officer and
- -----------------------------------------------     Director
                Gerald F. Hogan

 /s/            KEVIN J. McKEON                   Senior Vice President of Accounting and
- -----------------------------------------------     Finance and Treasurer (Principal Financial
                Kevin J. McKeon                     and Accounting Officer)

 /s/           ROBERT R. BENNETT                  Director
- -----------------------------------------------
               Robert R. Bennett

 /s/            JOHN M. DRAPER                    Director
- -----------------------------------------------
                John M. Draper

 /s/         J. ANTHONY FORSTMANN                 Director
- -----------------------------------------------
             J. Anthony Forstmann

 /s/          LEO J. HINDERY, JR.                 Director
- -----------------------------------------------
              Leo J. Hindery, Jr.

 /s/          GEORGE C. McNAMEE                   Director
- -----------------------------------------------
              George C. McNamee

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Home Shopping Network, Inc.

     Under date of February 15, 1994, we reported on the consolidated balance sheets of Home Shopping Network, Inc. and subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1993 and the four months ended December 31, 1992 as contained in the Company's 1993 Annual Report. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                               KPMG Peat Marwick

St. Petersburg, Florida
February 15, 1994

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Home Shopping Network, Inc.

We have audited the consolidated financial statements of Home Shopping Network, Inc. and subsidiaries (the "Company") as of August 31, 1992 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended August 31, 1992, and have issued our report thereon dated October 15, 1992 (February 15, 1994 as to Note H to the consolidated financial statements); such consolidated financial statements and report are included in your 1993 Annual Report and are incorporated herein by reference. Our audits also included the financial statement schedules of the Company, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE

Tampa, Florida
October 15, 1992
  (February 15, 1994 as to
  Note H to the consolidated
  financial statements)

                                                                     SCHEDULE II

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
              PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                                                                            DEDUCTIONS                   BALANCE AT END
                                       BALANCE                    -------------------------------           OF PERIOD
                                         AT                                     AMOUNTS                -------------------
                                      BEGINNING                    AMOUNTS      WRITTEN                              NOT
           NAME OF DEBTOR             OF PERIOD    ADDITIONS      COLLECTED       OFF       OTHER      CURRENT     CURRENT
- ------------------------------------  ---------    ---------      ---------     -------     -----      -------     -------
                                                                         (In thousands)
Year ended December 31, 1993
  Vernon J. Troupe(2)...............    $ 316       $    16(5)      $(332)       $  --      $  --      $   --      $   --
  Roy M. Speer(6)...................       --         3,000            --           --         --       3,000          --
  Rene Aiu..........................       --           107(3)         --           --         --         107          --
                                      ---------    ---------      ---------     -------     -----      -------     -------
                                        $ 316       $ 3,123         $(332)       $  --      $  --      $3,107      $   --
                                      ---------    ---------      ---------     -------     -----      -------     -------
                                      ---------    ---------      ---------     -------     -----      -------     -------
Four months ended December 31, 1992
  Roberts Broadcasting(1)...........    $ 432       $   157         $(138)       $  --      $(451)(4)  $   --      $   --
  Vernon J. Troupe(2)...............      315             8(5)         (7)          --         --         316          --
                                      ---------    ---------      ---------     -------     -----      -------     -------
                                        $ 747       $   165         $(145)       $  --      $(451)     $  316      $   --
                                      ---------    ---------      ---------     -------     -----      -------     -------
                                      ---------    ---------      ---------     -------     -----      -------     -------
Year ended August 31, 1992
  Roberts Broadcasting(1)...........    $ 380       $   432         $(380)       $  --      $  --      $  432      $   --
  Vernon J. Troupe(2)...............      287            28(5)         --           --         --         315          --
                                      ---------    ---------      ---------     -------     -----      -------     -------
                                        $ 667       $   460         $(380)       $  --      $  --      $  747      $   --
                                      ---------    ---------      ---------     -------     -----      -------     -------
                                      ---------    ---------      ---------     -------     -----      -------     -------
Year ended August 31, 1991
  Roberts Broadcasting(1)...........    $  --       $   525         $(145)       $  --      $  --      $  380      $   --
  Vernon J. Troupe(2)...............       --           287(3)         --           --         --         287          --
                                      ---------    ---------      ---------     -------     -----      -------     -------
                                        $  --       $   812         $(145)       $  --      $  --      $  667      $   --
                                      ---------    ---------      ---------     -------     -----      -------     -------
                                      ---------    ---------      ---------     -------     -----      -------     -------

- ---------------

(1) Amounts lent in April 1989 to Roberts Broadcasting Corporation, of which Michael V. Roberts is Chairman of the Board, were not considered as a related party transaction until his election to the Company's Board in September 1990. Michael V. Roberts resigned from the Company's Board on February 11, 1993.
(2) Amount renewable annually which bears an interest rate of 10%.
(3) Amount includes loan plus accrued interest.
(4) Deduction relating to subsidiary spin-off.
(5) Represents accrued interest.
(6) Company's former Chairman of the Board of Directors and CEO was a related party until his resignation in August 1993. Receivable originated on December 30, 1993, in connection with lawsuit settlements.

                                                                      SCHEDULE V

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                         PROPERTY, PLANT AND EQUIPMENT

                                      BALANCE                                      OTHER           BALANCE
                                        AT                                      CHANGES --           AT
                                     BEGINNING     ADDITIONS                  ADD (DEDUCT) --        END
          CLASSIFICATION             OF PERIOD      AT COST     RETIREMENTS      DESCRIBE         OF PERIOD
- -----------------------------------  ---------     ---------    -----------   ---------------     ---------
                                                                 (In thousands)
Year ended December 31, 1993
  Computer and broadcast
     equipment.....................  $  98,403      $ 8,414       $  (694)       $   1,316        $ 107,439
  Buildings and leasehold
     improvements..................     70,012          566           (20)             725           71,283
  Furniture and other equipment....     43,866        3,610          (930)           1,545           48,091
  Land.............................     16,417           87            --            1,204           17,708
  Construction in progress.........      3,219        4,882          (685)          (4,790)           2,626
                                     ---------     ---------    -----------   ---------------     ---------
                                     $ 231,917      $17,559       $(2,329)       $      --(4)     $ 247,147
                                     ---------     ---------    -----------   ---------------     ---------
                                     ---------     ---------    -----------   ---------------     ---------
Four months ended December 31, 1992
  Computer and broadcast
     equipment.....................  $ 151,359      $ 2,380       $  (360)       $ (54,976)       $  98,403
  Buildings and leasehold
     improvements..................     89,686          106            (4)         (19,776)          70,012
  Furniture and other equipment....     45,529          345          (127)          (1,881)          43,866
  Land.............................     19,650           49            --           (3,282)          16,417
  Construction in progress.........     18,678        7,063            --          (22,522)           3,219
                                     ---------     ---------    -----------   ---------------     ---------
                                     $ 324,902      $ 9,943       $  (491)       $(102,437)(3)    $ 231,917
                                     ---------     ---------    -----------   ---------------     ---------
                                     ---------     ---------    -----------   ---------------     ---------
Year ended August 31, 1992
  Computer and broadcast
     equipment.....................  $ 145,528      $12,687       $  (998)       $  (5,858)       $ 151,359
  Buildings and leasehold
     improvements..................     84,662          688           (90)           4,426           89,686
  Furniture and other equipment....     43,343        2,253          (224)             157           45,529
  Land.............................     19,602          533           (14)            (471)          19,650
  Construction in progress.........     16,849       19,812            --          (17,983)          18,678
                                     ---------     ---------    -----------   ---------------     ---------
                                     $ 309,984      $35,973       $(1,326)       $ (19,729)(2)    $ 324,902
                                     ---------     ---------    -----------   ---------------     ---------
                                     ---------     ---------    -----------   ---------------     ---------
Year ended August 31, 1991
  Computer and braodcast
     equipment.....................  $ 135,914      $ 8,320       $(1,234)       $   2,528        $ 145,528
  Buildings and leasehold
     improvements..................     57,038        3,995           (93)          23,722           84,662
  Furniture and other equipment....     33,022        4,306          (644)           6,659           43,343
  Land.............................     17,233        1,729            --              640           19,602
  Construction in progress.........     17,883       35,168            (2)         (36,200)          16,849
                                     ---------     ---------    -----------   ---------------     ---------
                                     $ 261,090      $53,518       $(1,973)       $  (2,651)(1)    $ 309,984
                                     ---------     ---------    -----------   ---------------     ---------
                                     ---------     ---------    -----------   ---------------     ---------

- ---------------

(1) Represents equipment traded with no gain or loss in connection with a new lease.
(2) Assets relating to subsidiary spin-off of $18.3 million. Land and Buildings of $1.4 million were transferred to other assets held for sale.
(3) Represents assets relating to subsidiary spin-off.
(4) Represents reclassifications of amounts among property and equipment classifications.

                                                                     SCHEDULE VI

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                  ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT

                                                     ADDITIONS
                                         BALANCE      CHARGED                       OTHER          BALANCE
                                           AT        TO COSTS                    CHANGES --          AT
                                        BEGINNING       AND                    ADD (DEDUCT) --       END
            CLASSIFICATION              OF PERIOD    EXPENSES    RETIREMENTS      DESCRIBE        OF PERIOD
- --------------------------------------  ---------    ---------   -----------   ---------------    ---------
                                                                  (In thousands)
Year ended December 31, 1993
  Computer and broadcast equipment....  $  54,726     $13,021      $(1,361)       $      (2)      $  66,384
  Buildings and leasehold
     improvements.....................     11,098       2,863           (6)             (94)         13,861
  Furniture and other equipment.......     19,724       5,755         (691)              94          24,882
  Land improvements...................        376         272           --                2             650
                                        ---------    ---------   -----------   ---------------    ---------
                                        $  85,924     $21,911      $(2,058)       $      --(4)    $ 105,777
                                        ---------    ---------   -----------   ---------------    ---------
                                        ---------    ---------   -----------   ---------------    ---------
Four months ended December 31, 1992
  Computer and broadcast equipment....  $ 103,458     $ 6,790      $  (292)       $ (55,230)      $  54,726
  Buildings and leasehold
     improvements.....................     14,519       1,193           (2)          (4,612)         11,098
  Furniture and other equipment.......     19,158       1,688          (48)          (1,074)         19,724
  Land improvements...................        346          35           --               (5)            376
                                        ---------    ---------   -----------   ---------------    ---------
                                        $ 137,481     $ 9,706      $  (342)       $ (60,921)(3)   $  85,924
                                        ---------    ---------   -----------   ---------------    ---------
                                        ---------    ---------   -----------   ---------------    ---------
Year ended August 31, 1992
  Computer and broadcast equipment....  $  82,910     $24,102      $  (656)       $  (2,898)      $ 103,458
  Buildings and leasehold
     improvements.....................     11,384       3,467           (2)            (330)         14,519
  Furniture and other equipment.......     14,642       4,945         (134)            (295)         19,158
  Land improvements...................        244         139           --              (37)            346
                                        ---------    ---------   -----------   ---------------    ---------
                                        $ 109,180     $32,653      $  (792)       $  (3,560)(2)   $ 137,481
                                        ---------    ---------   -----------   ---------------    ---------
                                        ---------    ---------   -----------   ---------------    ---------
Year ended August 31, 1991
  Computer and braodcast equipment....  $  62,924     $21,912      $  (772)       $  (1,154)      $  82,910
  Buildings and leasehold
     improvements.....................      8,277       3,005          (32)             134          11,384
  Furniture and other equipment.......     11,187       4,132         (261)            (416)         14,642
  Land improvements...................        160          84           --               --             244
                                        ---------    ---------   -----------   ---------------    ---------
                                        $  82,548     $29,133      $(1,065)       $  (1,436)(1)   $ 109,180
                                        ---------    ---------   -----------   ---------------    ---------
                                        ---------    ---------   -----------   ---------------    ---------

- ---------------

(1) Represents equipment traded with no gain or loss in connection with new lease.
(2) Accumulated depreciation related to subsidiary spin-off of $3.2 million. Accumulated depreciation related to building transferred to other assets held for sale of $.3 million.
(3) Represents accumulated depreciation related to subsidiary spin-off.
(4) Represents reclassifications of amounts among property and equipment classifications.

                                                                   SCHEDULE VIII

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                 ADDITIONS
                                                          -----------------------
                                               BALANCE     CHARGED      CHARGED                      BALANCE
                                                 AT          TO        TO OTHER                        AT
                                              BEGINNING   COSTS AND   ACCOUNTS --   DEDUCTIONS --      END
                DESCRIPTION                   OF PERIOD   EXPENSES     DESCRIBE      DESCRIBE(1)    OF PERIOD
- --------------------------------------------  ---------   ---------   -----------   -------------   ---------
                                                                      (In thousands)
Allowance for doubtful accounts:
  Year ended December 31, 1993..............   $ 1,798     $ 2,025       $  --         $(2,196)      $ 1,627
                                              ---------   ---------   -----------   -------------   ---------
                                              ---------   ---------   -----------   -------------   ---------
  Four months ended December 31, 1992.......   $ 2,233     $   645       $  --         $(1,080)      $ 1,798
                                              ---------   ---------   -----------   -------------   ---------
                                              ---------   ---------   -----------   -------------   ---------
  Year ended August 31, 1992................   $ 2,180     $ 2,177       $  --         $(2,124)      $ 2,233
                                              ---------   ---------   -----------   -------------   ---------
                                              ---------   ---------   -----------   -------------   ---------
  Year ended August 31, 1991................   $ 1,487     $ 3,557       $  --         $(2,864)      $ 2,180
                                              ---------   ---------   -----------   -------------   ---------
                                              ---------   ---------   -----------   -------------   ---------
Allowance for doubtful other current assets:
  Year ended December 31, 1993..............   $ 6,200     $    --       $  --         $    --       $ 6,200
                                              ---------   ---------   -----------   -------------   ---------
                                              ---------   ---------   -----------   -------------   ---------
  Four months ended December 31, 1992.......   $ 6,200     $    --       $  --         $    --       $ 6,200
                                              ---------   ---------   -----------   -------------   ---------
                                              ---------   ---------   -----------   -------------   ---------
  Year ended August 31, 1992................   $ 6,200     $    --       $  --         $    --       $ 6,200
                                              ---------   ---------   -----------   -------------   ---------
                                              ---------   ---------   -----------   -------------   ---------
  Year ended August 31, 1991................   $    --     $ 6,200       $  --         $    --       $ 6,200
                                              ---------   ---------   -----------   -------------   ---------
                                              ---------   ---------   -----------   -------------   ---------

- ---------------

(1) Accounts written off as uncollectible.

                                                                      SCHEDULE X

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                                                CHARGED TO COSTS
                                                                                  AND EXPENSES
                                     ITEM                                       ----------------
- ------------------------------------------------------------------------------   (In thousands)
Year ended December 31, 1993
  Amortization of intangible assets(2)........................................      $  2,261
  Advertising costs(1)........................................................         9,753
Four months ended December 31, 1992
  Amortization of intangible assets...........................................      $  4,660
  Advertising costs(1)........................................................         3,310
Year ended August 31, 1992
  Amortization of intangible asssets..........................................      $ 14,241
  Advertising costs(1)........................................................         7,314
Year ended August 31, 1991
  Amortization of intangible assets...........................................      $ 22,107
  Advertising costs(1)........................................................        12,522

- ---------------

(1) Represents all costs related to the Company's marketing department.
(2) Decrease is primarily due to the stock distribution of SKC in December 1992.