Form 10-Q
period 1994-03-31
HOME SHOPPING NETWORK INC
filed 1994-05-12
CIK 791024

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994

                                       OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to
                         Commission file number 1-9118
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

             2501 118th Avenue North, St. Petersburg, Florida 33716
            (Address of principal executive offices)      (Zip Code)

                                 (813) 572-8585
              (Registrant's telephone number, including area code)

                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                       ---      ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Total number of shares of outstanding stock (net of shares held in treasury) as of May 1, 1994:

Common stock..............  74,094,560
Class B common stock......  20,000,000

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

- - ----------------------------------------------------------------------------------------------
                                                                     THREE MONTHS ENDED MARCH
                                                                                31,
                                                                     -------------------------
                                                                       1994             1993
- - ----------------------------------------------------------------------------------------------
                                                                     (In thousands, except per
                                                                            share data)
NET SALES..........................................................  $274,215         $239,421
Cost of sales......................................................   175,615          177,881
                                                                     --------         --------
     Gross profit..................................................    98,600           61,540
                                                                     --------         --------
Operating expenses:
  Selling and marketing............................................    38,168           31,743
  Engineering and programming......................................    24,224           22,498
  General and administrative.......................................    20,254           21,433
  Depreciation and amortization....................................     6,095            5,703
                                                                     --------         --------
                                                                       88,741           81,377
                                                                     --------         --------
     Operating profit (loss).......................................     9,859          (19,837)
Other income (expense):
  Interest income..................................................     3,449            3,456
  Interest expense.................................................    (2,087)          (3,976)
  Miscellaneous....................................................       246           (3,264)
                                                                     --------         --------
                                                                        1,608           (3,784)
                                                                     --------         --------
Earnings (loss) before income taxes and extraordinary item.........    11,467          (23,621)
Income tax expense (benefit).......................................     4,816           (6,641)
                                                                     --------         --------
Earnings (loss) before extraordinary item..........................     6,651          (16,980)
Extraordinary item -- loss on early extinguishment of long-term
  obligations, net of taxes........................................        --           (6,843)
                                                                     --------         --------
NET EARNINGS (LOSS)................................................  $  6,651         $(23,823)
                                                                     --------         --------
                                                                     --------         --------
Earnings (loss) per common share:
  Earnings (loss) before extraordinary item........................  $    .07         $   (.19)
  Extraordinary item, net..........................................        --             (.08)
                                                                     --------         --------
  Net earnings (loss)..............................................  $    .07         $   (.27)
                                                                     --------         --------
                                                                     --------         --------
Weighted average shares outstanding................................    95,282           88,540
                                                                     --------         --------
                                                                     --------         --------

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

- - -----------------------------------------------------------------------------------------------
                                                               MARCH 31,
                                                         ---------------------     DECEMBER 31,
                        ASSETS                             1994         1993           1993
- - -----------------------------------------------------------------------------------------------
                                                                     (In thousands)
CURRENT ASSETS
Cash and cash equivalents..............................  $ 45,675     $ 23,780       $ 35,566
Accounts receivable, net...............................    29,407       16,818         27,849
Note and interest receivable from related party........     5,810        5,520          5,707
Inventories, net.......................................   103,504       95,700        110,930
Deferred income taxes..................................    29,093       15,748         29,279
Other, net.............................................    11,010        7,740          8,070
                                                         --------     --------     ------------
          Total current assets.........................   224,499      165,306        217,401
PROPERTY, PLANT AND EQUIPMENT, AT COST
Computer and broadcast equipment.......................   107,638      107,068        107,439
Buildings and leasehold improvements...................    72,576       69,932         71,283
Furniture and other equipment..........................    43,895       44,146         48,091
                                                         --------     --------     ------------
                                                          224,109      221,146        226,813
          Less accumulated depreciation and
            amortization...............................   107,215       90,185        105,777
                                                         --------     --------     ------------
                                                          116,894      130,961        121,036
Land...................................................    17,708       16,589         17,708
Construction in progress...............................     2,951        2,784          2,626
                                                         --------     --------     ------------
                                                          137,553      150,334        141,370
OTHER ASSETS
Note receivable from related party (net of current
  maturity)............................................   125,359      130,483        126,597
Long-term investment...................................    10,000        7,454         10,000
Intangible assets, net.................................     2,641        2,898          2,658
Other assets and notes receivable......................     2,823        6,157          3,117
                                                         --------     --------     ------------
                                                          140,823      146,992        142,372
                                                         --------     --------     ------------
                                                         $502,875     $462,632       $501,143
                                                         --------     --------     ------------
                                                         --------     --------     ------------

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

- - -----------------------------------------------------------------------------------------------
                                                               MARCH 31,
                                                         ---------------------     DECEMBER 31,
         LIABILITIES AND STOCKHOLDERS' EQUITY              1994         1993           1993
- - -----------------------------------------------------------------------------------------------
                                                                     (In thousands)
CURRENT LIABILITIES
Current maturities of long-term obligations............  $ 25,338     $ 20,486       $ 25,345
Accounts payable.......................................    77,882       73,995         88,858
Income taxes payable...................................    19,284        8,073         15,586
Accrued liabilities:
  Litigation settlements...............................    14,450           --         16,000
  Sales returns........................................    12,404       11,913         13,632
  Sales taxes..........................................     6,665        8,883          9,481
  Interest.............................................     1,962        3,742          1,210
  Other................................................    42,746       31,572         39,236
                                                         --------     --------     ------------
          Total current liabilities....................   200,731      158,664        209,348
LONG-TERM OBLIGATIONS (net of current maturities)......    86,900      142,237         86,927
DEFERRED INCOME TAXES..................................     8,094        9,505          8,314
COMMITMENTS AND CONTINGENCIES..........................        --           --             --
STOCKHOLDERS' EQUITY
Preferred stock -- $.01 par value; authorized 500,000
  shares, no shares issued and outstanding.............        --           --             --
Common stock -- $.01 par value; authorized 150,000,000
  shares, issued 77,163,260 and 67,926,743 shares at
  March 31, 1994 and 1993, respectively, and 76,172,890
  shares at December 31, 1993..........................       772          679            762
Class B -- convertible common stock -- $.01 par value;
  authorized, issued and outstanding, 20,000,000 and
  24,159,456 shares at March 31, 1994 and 1993,
  respectively, and 20,559,456 shares at December 31,
  1993.................................................       200          242            206
Additional paid-in capital.............................   163,691      120,204        160,371
Retained earnings......................................    59,434       51,741         52,783
Treasury stock -- 3,105,700 common shares, at cost.....   (14,027)     (14,027)       (14,027)
Unearned compensation..................................    (2,920)      (6,613)        (3,541)
                                                         --------     --------     ------------
                                                          207,150      152,226        196,554
                                                         --------     --------     ------------
                                                         $502,875     $462,632       $501,143
                                                         --------     --------     ------------
                                                         --------     --------     ------------

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

- - ----------------------------------------------------------------------------------------------------
                                  CLASS B
                                CONVERTIBLE   ADDITIONAL                         UNEARNED
                       COMMON     COMMON       PAID-IN     RETAINED   TREASURY   COMPEN-
                       STOCK       STOCK       CAPITAL     EARNINGS    STOCK      SATION     TOTAL
- - ----------------------------------------------------------------------------------------------------
                                                      (In thousands)
BALANCE AT JANUARY 1,
  1993...............   $671       $ 242       $115,846    $75,564    $(14,027)  $(8,147 )  $170,149
Expense related to
  executive stock
  award program......     --          --             --         --          --     1,534       1,534
Issuance of common
  stock upon exercise
  of stock options...      8          --          4,358         --          --        --       4,366
Net loss for the
  three months ended
  March 31, 1993.....     --          --             --    (23,823 )        --        --     (23,823)
                       ------   -----------   ----------   --------   --------   --------   --------
BALANCE AT MARCH 31,
  1993...............   $679       $ 242       $120,204    $51,741    $(14,027)  $(6,613 )  $152,226
                       ------   -----------   ----------   --------   --------   --------   --------
                       ------   -----------   ----------   --------   --------   --------   --------
BALANCE AT JANUARY 1,
  1994...............   $762       $ 206       $160,371    $52,783    $(14,027)  $(3,541 )  $196,554
Income tax benefit
  related to
  executive stock
  award program and
  stock options
  exercised..........     --          --          1,148         --          --        --       1,148
Expense related to
  executive stock
  award program......     --          --             --         --          --       621         621
Issuance of common
  stock upon exercise
  of stock options...      4          --          2,172         --          --        --       2,176
Conversion of Class B
  common stock to
  common stock.......      6          (6)            --         --          --        --          --
Net earnings for the
  three months ended
  March 31, 1994.....     --          --             --      6,651          --        --       6,651
                       ------   -----------   ----------   --------   --------   --------   --------
BALANCE AT MARCH 31,
  1994...............   $772       $ 200       $163,691    $59,434    $(14,027)  $(2,920 )  $207,150
                       ------   -----------   ----------   --------   --------   --------   --------
                       ------   -----------   ----------   --------   --------   --------   --------

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

- - ----------------------------------------------------------------------------------------------
                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                      ------------------------
                                                                        1994           1993
- - ----------------------------------------------------------------------------------------------
                                                                           (In thousands)
Cash flows from operating activities:
  Net earnings (loss)...............................................  $  6,651       $ (23,823)
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
     Depreciation and amortization..................................     6,095           5,703
     Provision for losses on accounts and notes receivable..........       177            (320)
     (Gain) loss on sale of assets..................................       121              (7)
     Loss on retirement of long-term obligations....................        --          10,949
     Inventory reserve..............................................     1,299          23,078
     Deferred income taxes..........................................       (34)            620
     Common stock issued for services provided......................       266           1,534
     Liquidation of joint venture operation.........................        --             722
     Equity in (earnings) losses of unconsolidated affiliates.......      (114)            502
     Change in current assets and liabilities:
       Increase in accounts receivable..............................    (1,677)         (4,152)
       (Increase) decrease in interest receivable from related
        party.......................................................         9          (1,516)
       Decrease in inventories......................................     6,127             275
       Increase in other current assets.............................    (2,940)           (845)
       Increase (decrease) in accounts payable......................   (10,976)         11,820
       Increase (decrease) in accrued liabilities and income taxes
        payable.....................................................     3,870          (9,910)
                                                                      --------       ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES.................     8,874          14,630
                                                                      --------       ---------
Cash flows from investing activities:
  Capital expenditures..............................................    (3,814)         (8,945)
  Proceeds from sale of assets......................................     1,894              21
  Increase in intangible assets.....................................      (463)           (378)
  (Increase) decrease in notes receivable and other.................       334            (226)
  Proceeds from long-term notes receivable..........................     1,142             881
  Increase in long-term investment..................................        --            (229)
                                                                      --------       ---------
          NET CASH USED IN INVESTING ACTIVITIES.....................      (907)         (8,876)
                                                                      --------       ---------
Cash flows from financing activities:
  Proceeds from unsecured credit facility...........................        --         100,000
  Principal payments on and redemption of long-term obligations.....       (34)       (105,761)
  Proceeds from issuance of common stock............................     2,176           4,366
                                                                      --------       ---------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.......     2,142          (1,395)
                                                                      --------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...........................    10,109           4,359
Cash and cash equivalents at beginning of period....................    35,566          19,421
                                                                      --------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................  $ 45,675       $  23,780
                                                                      --------       ---------
                                                                      --------       ---------

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     The interim Condensed Consolidated Financial Statements of Home Shopping Network, Inc. and Subsidiaries (the "Company") are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 1993, the four months ended December 31, 1992 and the year ended August 31, 1992.

     In the opinion of the Company, all adjustments necessary for a fair presentation of such Condensed Consolidated Financial Statements have been included. Such adjustments consist of normal recurring items. Interim results are not necessarily indicative of results for a full year. The interim Condensed Consolidated Financial Statements and Notes thereto are presented as permitted by the Securities and Exchange Commission ("SEC") and do not contain certain information included in the Company's annual Consolidated Financial Statements and Notes thereto.

NOTE 2 -- COMMITMENTS AND CONTINGENCIES

     On December 27, 1990, a customer of Home Shopping Club, Inc. ("HSC") filed an amended class action complaint against the Company styled Mauger v. Home Shopping Network, Inc., in the Court of Common Pleas, Philadelphia County, Pennsylvania. Plaintiff alleged violation of the Pennsylvania Unfair Trade Practices and Consumer Protection Law in relation to the Company's pricing practices with respect to diamond and imitation diamond jewelry. Plaintiff seeks certification of the class, compensatory damages or $100 per class member, treble damages, attorney's fees, costs, interest and other relief. Plaintiff claims that the diamond ring she purchased from HSC was not of the same value stated in the appraisal provided to the customer.

     On June 22, 1991, another customer of HSC filed a class action complaint against the Company, styled Powell v. Home Shopping Network, Inc., making similar allegations concerning jewelry purchased from HSC and seeking similar relief.

     On April 19, 1993, the Mauger and Powell cases were consolidated in the Court of Common Pleas of Bucks County, Pennsylvania (Case No. 91-6152-20-1). On May 4, 1993, the Court entered an order granting the plaintiffs' motion for class certification and declared the plaintiffs to be class representatives and the class to be "all Pennsylvania residents who purchased any jewelry containing diamonds or imitation diamonds from Home Shopping Network, Inc.'s subsidiary, Home Shopping Club, Inc., between December 27, 1984 and May 20, 1991." On July 23, 1993, the court denied the Company's motion for interlocutory appeal of the May 4, 1993 order. The Company believes that it has meritorious defenses and intends to continue vigorously defending this action.

     The Company has been informed that the SEC has entered a formal order of investigation involving matters relating to, among other things, certain of the Company's SEC filings and other public disclosures. The Company has furnished documents in connection with this investigation and is cooperating in the investigation while maintaining its legal privileges, including the attorney/client privilege. This is a nonpublic investigation and the scope of the investigation is confidential. The Company has been advised that this inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, nor should it be considered a reflection upon any person, entity or security.

     The Company is a defendant in a number of other class action lawsuits. The Company has agreed to settlements in these lawsuits, but they are subject to certain contingencies, including court approval. The Company accrued $13,000,000 at December 31, 1993, to cover anticipated costs and expenses primarily related to such settlements.

     Effective May 2, 1994, the Company, Liberty Media Corporation, and Messrs. Roy M. Speer, Gerald F. Hogan and John M. Draper (the "Settling Defendants") entered into a settlement agreement with

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

Mr. Allen P. Allweiss pursuant to which, on May 5, 1994, Mr. Allweiss dismissed all claims against the Settling Defendants, and the Company dismissed its counterclaim against Mr. Allweiss. The terms of the settlement are confidential and were reflected in the Company's financial statements for the quarter ended March 31, 1994.

     The Company has been informed that the federal grand jury investigation in the Middle District of Florida, relating to the Company, has ended. The Company had previously been advised by the federal government that the Company was not a target of the grand jury investigation.

     The Company is also involved in various other lawsuits either as plaintiff or defendant. In the opinion of management, the ultimate outcome of these other lawsuits should not have a material adverse impact on the Company's financial condition.

NOTE 3 -- OTHER INCOME (EXPENSE)

     Miscellaneous expense for the quarter ended March 31, 1993, includes nonrecurring costs of $2.6 million for inventory contributed to charity as a result of the change in management's merchandising philosophy regarding the types of merchandise sold on HSC and additional costs totaling $1.2 million, relating to the curtailment of a joint venture operation.

NOTE 4 -- INCOME TAXES

     The Internal Revenue Service ("IRS") has completed its examination of the Company's federal income tax returns for fiscal years 1986 through 1989. The IRS has proposed various adjustments, the most significant of which include the Company's amortization of acquired Federal Communications Commission broadcast licenses and other broadcasting related intangible assets and the deduction of royalty payments to a related party.

     Management believes that the Company has valid positions relating to its exposure and is vigorously defending its interests. The Company has protested all proposed adjustments to the Appellate Division of the IRS. The Company has accrued amounts that reflect management's estimate of the potential liability, through March 31, 1994, which relate to all proposed adjustments, including the amortization of acquired intangibles.

     On February 9, 1994, the IRS announced a comprehensive settlement initiative covering most of the intangibles issues currently being contested by taxpayers. Pursuant to this initiative, the Company has received a formal settlement offer from the IRS relating to the intangibles issues currently being protested and has until July 18, 1994, to accept the offer. If the offer is accepted by the Company, the resulting assessment is expected to be $17.0 million, covering all periods through March 31, 1994, and such amount has been previously provided for in the Company's financial statements.

     The Company's federal income tax returns for fiscal years 1990 and 1991 are currently under examination by the IRS. No additional proposed adjustments relating to such years have been brought to management's attention.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 5 -- EXTRAORDINARY ITEM -- LOSS ON EARLY EXTINGUISHMENT OF LONG-TERM OBLIGATIONS

     The Company recognized an extraordinary loss on the early extinguishment of long-term obligations as follows:

     ----------------------------------------------------------------------------------
                                                                     THREE MONTHS ENDED
                                                                       MARCH 31, 1993
     ----------------------------------------------------------------------------------
                                                                       (In thousands)
     Total long-term obligations extinguished......................       $143,252
                                                                     ------------------
                                                                     ------------------
     Pre-tax loss, net of discounts................................       $ 10,949
     Income tax benefit............................................          4,106
                                                                     ------------------
     Extraordinary item............................................       $  6,843
                                                                     ------------------
                                                                     ------------------

     There were no early extinguishments of long-term obligations during the quarter ended March 31, 1994.

NOTE 6 -- EARNINGS (LOSS) PER COMMON SHARE

     The computation of primary earnings (loss) per common share is based on the weighted average number of outstanding shares of common stock for all periods presented. Primary earnings per common share for the quarter ended March 31, 1994, also includes common stock equivalents based on the weighted average balance outstanding. Fully diluted earnings (loss) per common share did not differ significantly from primary earnings (loss) per common share in any period.

NOTE 7 -- STATEMENTS OF CASH FLOWS

     For purposes of reporting cash flows, cash and cash equivalents include cash and short-term investments. Short-term investments consist primarily of commercial paper, auction preferred shares, money market funds, repurchase agreements, and certificates of deposit with maturities of less than 91 days.

     Supplemental disclosures of cash flow information:

     ------------------------------------------------------------------------------------
                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                      -------------------
                                                                       1994         1993
     ------------------------------------------------------------------------------------
                                                                        (In thousands)
     Cash paid for:
     Interest.......................................................  $1,334       $4,453
     Income taxes...................................................       4        2,686

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

GENERAL

     Home Shopping Network, Inc. (the "Company") is a holding company, the subsidiaries of which conduct the day-to-day operations of the Company's various business activities. The Company's primary business is electronic retailing conducted by Home Shopping Club, Inc. ("HSC"), a wholly-owned subsidiary of the Company.

A. CONSOLIDATED RESULTS OF OPERATIONS

     The following discussion presents the material changes in the consolidated results of operations of the Company which have occurred in the quarter ended March 31, 1994, compared with the quarter ended March 31, 1993. Reference should also be made to the Condensed Consolidated Financial Statements included herein.

     All tables and discussion included herein calculate the percentage changes using actual dollar amounts, versus rounded dollar amounts.

NET SALES

     HSC's retail sales programs are transmitted twenty-four hours a day, seven days a week, via satellite to cable television systems, affiliated broadcast television stations and satellite dish receivers. HSC produces three separate retail sales programs, HSN 1, HSN 2, and HSN Spree. HSN 1 is carried by cable television systems throughout the country and is the original HSC programming network. HSN 2 is carried by independent broadcast television stations. HSN 2 is also carried by cable television systems which primarily retransmit the broadcast television signal of one of the broadcast television stations carrying HSN 2. HSN Spree is carried primarily on a part-time basis by both cable television systems and broadcast television stations.

     For the quarter ended March 31, 1994, net sales increased $34.8 million, or 14.5%, to $274.2 million from $239.4 million for the quarter ended March 31, 1993. Net sales of HSC increased $33.4 million, or 15.1%, for the quarter ended March 31, 1994. The increase reflected a 14.8% increase in the number of packages shipped while the average price per unit sold decreased slightly compared to the quarter ended March 31, 1993. In addition, sales through the Company's retail outlets for the quarter ended March 31, 1994, increased $2.3 million compared to the same period last year. These increases were somewhat offset by a decline in sales attributable to the Company's mail order subsidiary, HSN Mail Order, Inc., of $.8 million.

     The sales increase in the quarter ended March 31, 1994, compared to the same period last year is the continuation of a trend that began in the latter part of the third quarter of 1993. However, it should be noted that sales for the quarter ended March 31, 1993, were down from the comparable 1992 period. Nonetheless, management believes that recent sales levels have been positively affected by several factors, most significantly the addition of new cable subscribers beginning in September 1993 as a result of the "must carry" provisions of the cable re-regulation law, as further discussed below. An additional factor is the improvements initiated during 1993 in the merchandising management and sales philosophy of HSC. Although there can be no assurance that this trend will continue, management is maintaining its efforts to stimulate sales through ongoing programs which include increased availability of the "FlexPay" program to customers, changes in show host training and scheduling, enhanced use of promotional selling events, and the recent introduction of a private label credit card which offers customer incentives.

     For the quarter ended March 31, 1994, the merchandise return percentage decreased to 22.8% from 25.6%, compared to the quarter ended March 31, 1993. Although the merchandise return percentage decreased during the first quarter, it is compared to a 1993 period that experienced an unusually high merchandise return percentage. In comparison to the merchandise return percentage for the year ended December 31, 1993, of 22.4%, the return percentage for the quarter ended March 31, 1994, increased slightly, and continues to reflect increased sales in higher priced jewelry and electronics merchandise categories which typically experience higher rates of return than other merchandise categories. Management is continuing to evaluate the product mix in an attempt to reduce the merchandise return rate. However, changes in product mix, if and when implemented, could also have an effect on sales volume.

     The Company believes that future levels of net sales of HSC will be dependent, in large part, on increases in program carriage, market penetration and further improvements in merchandising management. Program carriage is defined as the number of cable systems and broadcast television stations that carry HSC programming. Market penetration represents the level of active purchasers within a market.

     Cable television systems and affiliated broadcast television stations broadcast HSC programming under affiliation agreements with varying original terms. The Company seeks to increase the number of cable television systems and broadcast television stations that televise HSC programming while evaluating the expected profitability of each contract. During the twelve months ended March 31, 1994, cable television households capable of receiving HSC programming increased by 6.6 million, or 23.6%, to 34.5 million unduplicated cable households. This growth was achieved primarily through increased cable system carriage of signals transmitted by the Company's broadcast affiliates due to the implementation of the "must carry" provisions of the cable re-regulation law beginning in September 1993. As a result, the number of homes classified as cable television households increased and the number of broadcast households declined. Because HSC programming is now on a cable channel line-up, these former broadcast households can now more easily access the HSC programming. During the same period, broadcast television households, in areas unduplicated by HSC cable television households, decreased by 4.9 million, or 16.4%, to 25.0 million households. This decrease was primarily attributable to the shift in classification of 5.8 million households from broadcast to cable. This decrease was offset, in part, by an increase of 1.0 million broadcast television households due to changes in the composition of HSC's affiliated broadcast television station group. Broadcast affiliation agreements generally call for fixed hourly payments to stations for broadcasting HSC's programming and, with proper notice, with the exception of affiliated broadcast television stations owned and operated by Silver King Communications, Inc. ("SKC"), are generally cancelable or provide for adjustments in the hourly rate paid, at HSC's or the affiliated station's option. The affiliation agreements with SKC expire in December 1997 but are automatically renewable at SKC's option for a five year term, unless 18 months written notice is given prior to the expiration date. This is further discussed in "Financial Position, Liquidity and Capital Resources." In addition, as of March 31, 1994, HSC's programming was available to 3.1 million households with satellite dish receivers.

     During the remainder of 1994, 3.9 million cable subscribers, or 11.3% of the total number of unduplicated cable households receiving HSC programming, exclusive of "must carry" subscribers, are subject to termination or renewal. The Company is pursuing both renewals and additional cable television system contracts, but channel availability, competition, cost of carriage and cable re-regulation are some of the factors affecting the negotiations for cable television system contracts. Although management cannot determine the percentage of expiring contracts that will be renewed or the number of households that will be added through new contracts, management is optimistic that a majority of the contracts will be renewed.

     During the quarter ended March 31, 1994, the Company continued several incentive programs designed to increase the total number of cable subscribers able to receive HSC programming and to increase penetration in both cable and broadcast television markets. Overall, as a result of these incentive programs and the "must carry" provisions of the cable re-regulation law, as discussed below, program carriage levels increased during the latter part of 1993 and first quarter of 1994, however, market penetration levels weakened somewhat. Management believes that one reason for the weakened market penetration is that market penetration typically lags behind increases in program carriage. As most of the increase in program carriage levels occurred since the latter part of 1993, management expects some improvement in market penetration during the remainder of 1994.

     Programs to increase carriage included the placement of advertising with cable operators. Management believes that providing advertising revenue or other forms of incentive compensation to cable operators is a factor in securing program carriage. The purchases of cable advertising time resulted in an increase in marketing payments for the quarter ended March 31, 1994, compared to the quarter ended March 31, 1993. To further promote cable carriage of HSC programming, HSC has, in certain markets, guaranteed a minimum level of commissions to cable operators which agree to carry HSC programming or offered additional performance compensation based upon the sales levels of HSC programming in the cable operator's franchise area. Beginning in April 1994, the Company signed agreements with certain cable system operators wherein the Company agreed to make one time payments in exchange for the cable system operators' commitments to carry HSC's programming for a period of up to ten years. Such payments will be amortized over the lives of the contracts. See "Financial Position, Liquidity and Capital Resources." Programs to increase market penetration included buyer incentives which provide Club Members with discounts on merchandise purchased from HSC. For example, the Company targets existing Club Members through the "Bargaineer" magazine which, among other features, offers discounts on HSC purchases and provides a schedule of HSC's retail sales television programs.

     On October 5, 1992, Congress enacted a cable re-regulation law which, among other things, contains "must carry" provisions which mandate that cable companies within a broadcast television station's reach, retransmit its signal. The new law was challenged in the courts, and the United States Supreme Court has heard arguments but has not yet ruled on the constitutionality of the law. On July 2, 1993, the Federal Communications Commission voted to extend "must carry" rules to broadcast television stations with shop-at-home formats. "Must carry" requirements went into effect on October 6, 1993, and the Company has experienced growth in carriage, as previously discussed.

     The Company is considering a variety of strategies to further increase carriage of HSC programming and continues to evaluate the impact of the "must carry" provisions on its broadcast relationships. The cable re-regulation law and its interpretation, which is still forthcoming, will have a broad impact upon the Company and its ability to contract new program carriage. The Company is aggressively pursuing new contracts for program carriage in the event "must carry" is ruled unconstitutional. Management believes the Company will be able to secure contracts for the continued carriage of a majority of the "must carry" households, in the event "must carry" is reversed.

     The Company is engaged in discussions with programming and cable entities to explore other new business opportunities. The pursuit of these potential business opportunities may include the creation of new business entities, development and distribution of broadcast and cable television programming, changes in the Company's broadcast relationships and/or expansion in the carriage of the Company's programming by operators of cable television systems. There can be no assurance that the Company will be able to reach agreements with the necessary parties to pursue these business opportunities. As in the past, the Company intends to continue to explore ways to develop and enhance its business. Accordingly, it will continue to discuss various business opportunities with media, cable programming, broadcast television, cable television, retail and entertainment entities.

COST OF SALES

     For the quarter ended March 31, 1994, cost of sales decreased $2.3 million, or 1.3%, to $175.6 million from $177.9 million for the quarter ended March 31, 1993. As a percentage of net sales, cost of sales decreased to 64.0% from 74.3% for the quarter ended March 31, 1994, compared to the quarter ended March 31, 1993. Cost of sales of HSC decreased $1.2 million for the quarter ended March 31, 1994. The decreases in consolidated and HSC's cost of sales and cost of sales percentage relate primarily to an additional provision of $20.1 million made to HSC's inventory reserve in the quarter ended March 31, 1993, in connection with the change in management's merchandising philosophy. Management also expects improvements in the gross profit percentage in the second and third quarters of 1994 compared to the same periods in 1993. The remaining change in cost of sales for the quarter ended March 31, 1994, compared to the quarter ended March 31, 1993, is attributable to other subsidiary operations.

OPERATING EXPENSES

     For the quarter ended March 31, 1994, operating expenses increased $7.4 million, or 9.0%, to $88.7 million from $81.3 million for the quarter ended March 31, 1993. As a percentage of net sales, these expenses decreased to 32.4% from 34.0% compared to the quarter ended March 31, 1993.

     The following table highlights the operating expense section from the Company's Condensed Consolidated Statements of Operations, including the dollar and percentage changes for the quarter ended March 31, 1994, compared to the quarter ended March 31, 1993:

     -------------------------------------------------------------------------------------
                                                                OPERATING EXPENSES
                                                           THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------------
                                                                            $         %
                                                        1994     1993     CHANGE    CHANGE
     -------------------------------------------------------------------------------------
                                                             (In millions, except %)
     Selling and marketing...........................   $38.2    $31.7    $ 6.5      20.2%
     Engineering and programming.....................    24.2     22.5      1.7       7.7
     General and administrative......................    20.2     21.4     (1.2 )    (5.5)
     Depreciation and amortization...................     6.1      5.7       .4       6.9
                                                        -----    -----    ------
                                                        $88.7    $81.3    $ 7.4
                                                        -----    -----    ------
                                                        -----    -----    ------

     "Must carry" legislation, as discussed in "Net Sales", has and is expected to continue to result in increases in certain operating expenses related to cable and broadcast carriage.

SELLING AND MARKETING

     For the quarter ended March 31, 1994, selling and marketing expenses increased $6.5 million, or 20.2%, to $38.2 million from $31.7 million for the quarter ended March 31, 1993. As a percentage of net sales, these expenses increased to 13.9% from 13.3% compared to the quarter ended March 31, 1993.

     The major components of selling and marketing expenses are detailed below, including the dollar and percentage changes for the quarter ended March 31, 1994, compared to the quarter ended March 31, 1993:

     -------------------------------------------------------------------------------------
                                                                 CERTAIN SELLING
                                                              AND MARKETING EXPENSES
                                                           THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------------
                                                                            $         %
                                                        1994     1993     CHANGE    CHANGE
     -------------------------------------------------------------------------------------
                                                             (In millions, except %)
     Telephone, operator and customer service........   $13.1    $11.8     $1.3      10.4%
     Commissions to cable system operators...........    10.5      7.5      3.0      40.2
     Marketing payments for cable advertising........     7.6      6.8       .8      11.2

     Telephone, operator and customer service expenses are typically related to sales and order volume, and for the quarter ended March 31, 1994, compared to the same period last year, these expenses increased as a result of the increase in order volume. These expenses are expected to fluctuate in relation to sales and order volume in future periods.

     For the quarter ended March 31, 1994, commissions to cable system operators increased primarily as a result of higher sales volume, compared to the quarter ended March 31, 1993. However, commissions to cable system operators increased at a higher rate than sales as a result of increased cable system carriage of signals transmitted by the Company's broadcast affiliates due to the implementation of the "must carry" provisions of the cable re-regulation law, and due to additional performance compensation based upon the sales levels of HSC programming in the cable operator's franchise area, as discussed in "Net Sales." Such sales performance compensation is expected to increase in future periods. In addition, cable operators which have executed affiliation agreements to carry HSN 2 are compensated for all sales of HSN 2 within their franchise areas, regardless of whether a customer's order results from watching the program via cable, satellite dish, or on a broadcast television station. Thus, with the advent of "must carry," the number of HSN 2 cable households for which HSC pays commissions to cable operators has increased significantly. As a result of the above factors, cable carriage expense is expected to remain at higher levels in future periods.

     Marketing payments for cable advertising increased for the quarter ended March 31, 1994, due to previous contractual commitments for cable advertising purchases in conjunction with the Company's attempt to increase cable carriage.

     The remaining net increase in selling and marketing expenses is attributable to other advertising and promotional expenses and the Company's other subsidiary operations. Management believes that total selling and marketing expenses in future periods will be at higher levels as the Company maintains its efforts to increase the number of cable systems carrying HSC programming, increase market penetration and develop new electronic retailing opportunities.

ENGINEERING AND PROGRAMMING

     For the quarter ended March 31, 1994, engineering and programming expenses increased $1.7 million, or 7.7%, to $24.2 million from $22.5 million for the quarter ended March 31, 1993. As a percentage of net sales, these expenses decreased to 8.8% from 9.4% compared to the quarter ended March 31, 1993.

     The increase was attributable to additional broadcast affiliation expenses compared with the quarter ended March 31, 1993. New affiliated broadcast television stations accounted for $.9 million of the increase. In addition, based on sales for the quarter ended March 31, 1994, the Company has accrued additional broadcast commission expense, totaling $.8 million, under affiliation agreements with SKC. The payment of this additional amount is dependent on sales levels for the remainder of 1994 in the markets covered by SKC . Accordingly, broadcast costs will continue to be at these higher levels for the remainder of 1994. Moreover, as the Company develops new programming and telemarketing opportunities and attempts to expand its broadcast television reach for existing programming, these expenses are expected to increase in future periods.

GENERAL AND ADMINISTRATIVE

     For the quarter ended March 31, 1994, general and administrative expenses decreased $1.2 million, or 5.5%, to $20.2 million from $21.4 million for the quarter ended March 31, 1993. As a percentage of net sales, these expenses decreased to 7.4% from 9.0% compared to the quarter ended March 31, 1993.

     For the quarter ended March 31, 1994, consulting and stockholder relations expenses decreased $3.0 million due to additional expenses incurred in the quarter ended March 31, 1993, in connection with a merger proposal by Liberty Media Corporation ("Liberty") following the acquisition, in February 1993, of a controlling interest in the Company by a wholly-owned subsidiary of Liberty. Expenses in connection with the Company's executive stock award program, stock appreciation rights granted in 1993, reserves for potential sales tax issues, and equipment rental decreased $3.7 million compared to the quarter ended March 31, 1993. The above decreases were partially offset by increases totaling $5.5 million in payroll, repairs and maintenance, the Allweiss settlement, as discussed in Note 2 to the Condensed Consolidated Financial Statements included herein, and legal expense.

     Management expects general and administrative expenses to remain at these lower levels during the remainder of 1994 compared to the same period in 1993.

DEPRECIATION AND AMORTIZATION

     For the quarter ended March 31, 1994, depreciation and amortization increased $.4 million, or 6.9%, to $6.1 million from $5.7 million for the quarter ended March 31, 1993. The increase was primarily attributable to capital asset additions during the twelve months ended March 31, 1994. Depreciation and amortization is expected to be somewhat higher for the remainder of 1994 compared to the same period in 1993.

OTHER INCOME (EXPENSE)

     For the quarter ended March 31, 1994, the Company had net other income of $1.6 million compared to net other expense of $3.8 million for the quarter ended March 31, 1993.

     Interest expense decreased $1.9 million for the quarter ended March 31, 1994, primarily relating to the redemption and refinancing of the Company's
11 3/4% Senior Notes (the "Senior Notes") in 1993, and is expected to remain at this lower level in 1994 and in subsequent years, subject to interest rate fluctuations.

     For the quarter ended March 31, 1994, the Company had miscellaneous income of $.2 million compared to miscellaneous expense of $3.3 million for the quarter ended March 31, 1993, due to nonrecurring costs totaling $3.8 million in the quarter ended March 31, 1993, as discussed in Note 3 to the Condensed Consolidated Financial Statements included herein.

INCOME TAXES

     The Company's effective tax rate was 42.0% for the quarter ended March 31, 1994, and a benefit of (28.1%) for the quarter ended March 31, 1993. The Company's effective tax rate for these periods differed from the statutory rate due primarily to the amortization of goodwill and other acquired intangible assets relating to acquisitions from prior years, state income taxes and the provision for interest on adjustments proposed by the Internal Revenue Service, as discussed in Note 4 to the Condensed Consolidated Financial Statements included herein. The Company's effective tax rate is expected to vary from the statutory rate for the remainder of 1994, primarily for the above mentioned reasons.

EXTRAORDINARY ITEM -- LOSS ON EARLY EXTINGUISHMENT OF LONG-TERM OBLIGATIONS

     The Company refinanced and retired $100.0 million and committed to refinancing and retiring $43.3 million of the outstanding balance of the Senior Notes in the quarter ended March 31, 1993. These transactions resulted in an extraordinary item -- loss on early extinguishment of long-term obligations, net of taxes for the quarter ended March 31, 1993, as discussed in Note 5 to the Condensed Consolidated Financial Statements included herein.

NET EARNINGS (LOSS)

     The Company had net earnings of $6.7 million, or $.07 per share, for the quarter ended March 31, 1994, compared to a net loss of $(23.8) million, or $(.27) per share, for the quarter ended March 31, 1993. The net earnings for the quarter ended March 31, 1994, was primarily attributable to increases in net sales and gross profit of $34.8 million and $37.1 million, respectively, in the quarter ended March 31, 1994, compared to the quarter ended March 31, 1993. As discussed in "Cost of Sales," the results for the quarter ended March 31, 1993, include an increase in the inventory reserve, which affected Cost of Sales and Other Income (Expense). For the quarter ended March 31, 1993, the results include an extraordinary loss of $(6.8) million, or $(.08) per share.

SEASONALITY

     The Company believes that seasonality does impact its business but not to the same extent it impacts the retail industry in general.

B.  FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     The following table highlights various balances and ratios from the Condensed Consolidated Financial Statements included herein:

     -------------------------------------------------------------------------------------
                                                      MARCH 31,   MARCH 31,   DECEMBER 31,
                                                        1994        1993          1993
     -------------------------------------------------------------------------------------
     Working capital (millions).....................   $  23.8     $   6.6      $    8.1
     Current ratio..................................    1.12:1      1.04:1        1.04:1
     Accounts receivable, net (millions)............   $  29.4     $  16.8      $   27.8
     Inventories, net (millions)....................   $ 103.5     $  95.7      $  110.9
     Inventory turnover (annualized for March
       periods only)................................      6.55        6.63          6.12

     The increase in working capital from March 31, 1993, to March 31, 1994, primarily relates to net earnings, adjusted for non-cash items, of $50.3 million, proceeds from the issuance of Common Stock upon the exercise of employee and cable operator stock options of $29.7 million and a $3.9 million net decrease in long-term notes receivable and other assets, which were offset by a net reduction of $55.6 million in long-term obligations, and capital expenditures and increases in intangible assets of $12.5 million. The increase in working capital from December 31, 1993, to March 31, 1994, primarily relates to net earnings adjusted for non-cash items of $14.5 million, proceeds from the issuance of Common Stock upon the exercise of employee and cable operator stock options of $2.2 million and a $1.5 million net decrease in long-term notes receivable and other assets, which were offset by capital expenditures and increases in intangible assets of $4.3 million.

     Accounts receivable increased to $29.4 million at March 31, 1994, from $16.8 million at March 31, 1993, and from $27.8 million at December 31, 1993. The primary reason for the increase is "FlexPay" sales which resulted in accounts receivable totaling $17.1 million at March 31, 1994, compared to $8.9 million and $15.3 million at March 31, 1993, and December 31, 1993, respectively. The Company's financing of "FlexPay" accounts receivable has not had a significant impact on its liquidity position.

     Customer purchases on the Company's private label credit card have been sold to a third party under a non-recourse financing arrangement. When compared to customer purchases on other third party cards, this financing arrangement does not impact the Company's financial position or liquidity.

     Subsequent to March 31, 1994, SKC announced that it is attempting to arrange financing for the purpose of repaying its indebtedness to the Company. The Company's note receivable from SKC bears interest at 9.5% and had a principal balance of $130.1 million at March 31, 1994. If such financing is obtained by SKC and the note is repaid, the Company is obligated, under the provisions of its term loan agreements, to repay the $110.0 million outstanding balance in its entirety. Based on the potential SKC repayment and current interest rates, the Company's interest income and expense may decline and its cash position may be significantly improved. Should SKC repay the above note, the broadcast stations are still obligated to carry the Company's programming until December 1997. See "Net Sales."

     Inventories increased to $103.5 million at March 31, 1994, from $95.7 million at March 31, 1993, and decreased from $110.9 million at December 31, 1993. The inventory balance is net of a reserve of $26.7 million at March 31, 1994, which represents a decrease from $36.1 million at March 31, 1993, and an increase from $25.2 million at December 31, 1993. The reserve decrease from March 31, 1993, to March 31, 1994, relates primarily to the liquidation of merchandise for which a reserve was established in February 1993 in connection with the change in management's sales and merchandising philosophy as discussed in "Cost of Sales." The reserve increase from December 31, 1993, to March 31, 1994, relates primarily to the increase in inventory at the Company's retail and liquidation outlets. The decreases in the gross inventory balance at March 31, 1994, from March 31, 1993, and December 31, 1993, were $1.6 million and $4.3 million, respectively. Inventory levels are expected to remain relatively constant with last year's levels.

     Capital expenditures for the quarter ended March 31, 1994, were $3.8 million. These expenditures were primarily for additional telecommunications equipment, technological upgrades and development of telemarketing opportunities. The Company estimates capital expenditures will range between $10.0 and $12.0 million for the remainder of 1994.

     The Company's working capital needs and capital expenditure requirements for the quarter ended March 31, 1994, were met from funds provided by operations. Surplus funds were invested in short-term investments.

     As of April 30, 1994, the Company had $25.0 million of bank credit lines which back letters of credit and are used exclusively to facilitate inventory importation. Presentation of letters of credit by vendors results in an immediate charge to the Company's account with no interest charges incurred. Outstanding letters of credit amounted to $11.9 million at April 30, 1994, leaving $13.1 million available.

     The Company believes that its recurring working capital needs and capital expenditure requirements will continue to be met primarily through internally generated funds.

     During 1994, management expects to pay the Company's portion of litigation settlements, the IRS settlement, if accepted, as discussed in Note 4 to the Condensed Consolidated Financial Statements included herein, one time payments to cable system operators for commitments to carry HSC programming, and the $25.0 million term loan due June 15, 1994. The Company intends to use available cash, internally generated funds, or its bank facility to meet these obligations.

     At April 30, 1994, the Company had available a $40.0 million unsecured bank facility, which expires in December 1995.

     For the quarter ended March 31, 1994, the Company did not pay any cash dividends and does not anticipate paying cash dividends in the immediate future.

     At April 30, 1994, 1.0 million options to purchase the Company's common stock were outstanding and exercisable at prices ranging between $3.25 and $14.75. The exercise of such stock options would result in a cash inflow of $5.9 million to the Company. Options to purchase .4 million shares of the Company's common stock, accounting for a potential cash inflow of $2.2 million, will expire if not exercised by June 1, 1994.

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

     On April 1, 1993, Mr. Allen P. Allweiss, a former executive vice president and general counsel of the Company, filed a lawsuit styled Allweiss v. HSN, et.al., in the Circuit Court of the Sixth Judicial Circuit of the State of Florida for Pinellas County, Case No. 93-1176CI13, against the Company, Roy M. Speer, Francis Santangelo, Liberty, Gerald F. Hogan and John M. Draper complaining about, among other things, his February 24, 1993, termination from the Company (the "Allweiss Suit").

     The Allweiss Suit asserted that the defendants violated certain provisions of Florida law relating to stock options and restricted stock (the "Stock Rights") issued to Mr. Allweiss under the Company's 1986 Stock Option Plan for Employees (the "Employee Plan") and the Company's 1990 Executive Stock Award Program (the "Award Program"). Additional allegations against one or more of the defendants relating to Mr. Allweiss' Stock Rights include securities fraud, an alleged fraudulent scheme to deprive him of the value of such rights, theft, conversion, breach of contract, interference with a business or contractual relationship and deprivation of unpaid wages. In addition, Mr. Allweiss alleged that his discharge was in retaliation for bringing to the attention of the Company certain alleged improprieties by Mr. Speer, Mr. Santangelo and certain former officers and directors of the Company. The Allweiss Suit sought an unspecified amount of damages for losses associated with his Stock Rights and lost benefits and wages, treble damages against the Company, Speer and Santangelo for an alleged pattern of criminal activities that allegedly injured Mr. Allweiss and relief for intentional infliction of emotional distress. During his tenure with the Company, Mr. Allweiss was granted certain stock options and restricted stock under the Company's Employee Plan and the Award Program. Following his dismissal, the Company notified Mr. Allweiss that all of the options granted under the Employee Plan had vested and were exercisable at $8.229 per share, the exercise price set upon the initial grant of the options. Mr. Allweiss maintains that the exercise price had been amended following the initial grant date and that the correct exercise price is $4.753 per share. The Award Program provides that nonvested shares of stock are forfeited upon the termination of a participant's employment with the Company unless such termination results from a change in control of the Company. Mr. Allweiss alleges that the Company has violated certain of his rights by failing to notify him of the status of the stock granted to him under the Award Program. In addition to the counts relating to the Stock Rights, the Allweiss Suit refers to a variety of allegedly improper transactions and purportedly inaccurate or incomplete disclosures involving (i) the severance arrangements between the Company, Mr. Speer and Lowell Paxson, the Company's former president, and Nando DiFilippo, former general counsel and executive vice president; (ii) transactions between the Company and Pioneer Data Processing, Inc. ("Pioneer") and Western Hemisphere, Inc. ("Western") ; (iii) the failure of the Company's Audit Committee to approve certain related party transactions; (iv) disclosures to the IRS relating to payments to Pioneer and a proposed reorganization of Western; (v) the independence of a former member of the Audit Committee of the Board of Directors; (vi) disclosures contained in certain documents filed with the FCC; (vii) transactions between the Company and Mr. Santangelo; and (viii) certain additional matters. The Allweiss Suit maintains, among other things, that Mr. Allweiss' efforts to disclose or rectify these matters caused him to be dismissed.

     On August 30, 1993, Mr. Allweiss filed an amended complaint (the "Amended Complaint") in the Circuit Court of the Sixth Judicial Circuit of the State of Florida for Pinellas County, Case No. 93-1176CI13. The Amended Complaint restates several of the causes of action in the original complaint and contains essentially the same allegations of purported wrongdoing as the original complaint but no longer includes several counts including the claims for securities fraud, common law fraud, deprivation for unpaid wages, and intentional infliction of emotional distress. The Amended Complaint also includes a claim for civil remedies for alleged criminal practices against the Company, Mr. Speer and Mr. Santangelo, along with a claim for interference with business and contractual relations against Mr. Santangelo only. On October 26, 1993, the court denied the defendants' motions to dismiss the Amended Complaint except that the court dismissed the retaliatory discharge count with prejudice as to all of the defendants except the Company. Plaintiff also filed on August 30, 1993, a notice of appeal as to those claims dismissed without leave to amend by the court's July 29, 1993, order in the Allweiss Suit. The appeal was dismissed on October 15, 1993, as premature. On

December 2, 1993, the Company filed a counterclaim against Mr. Allweiss alleging breach of fiduciary duties, legal malpractice and breach of a confidentiality agreement.

     Effective May 2, 1994, the Company, Liberty, and Messrs. Speer, Hogan and Draper (the "Settling Defendants") entered into a settlement agreement with Mr. Allweiss pursuant to which, on May 5, 1994, Mr. Allweiss dismissed all claims against the Settling Defendants, and the Company dismissed its counterclaim against Mr. Allweiss. The terms of the settlement are confidential.

     The Company has been informed that the federal grand jury investigation in the Middle District of Florida, relating to the Company, has ended. The Company had previously been advised by the federal government that the Company was not a target of the grand jury investigation.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 4, 1994, the annual meeting of stockholders of HSN was held. Stockholders present in person or by proxy, representing 20,000,000 shares of Class B Common Stock and 63,992,544 shares of Common Stock, voted on the following matters:

     The stockholders elected the following six directors of the Company to hold office until the next annual meeting of stockholders or until their successors have been duly elected:

     Elected by holders of Common Stock voting as a separate class:

                                                                               NUMBER OF SHARES
                                                           NUMBER OF SHARES       FOR WHICH
                                                            CAST IN FAVOR     AUTHORITY WITHHELD
                                                           ----------------   ------------------
     J. Anthony Forstmann................................     63,862,132            130,412
     George C. McNamee...................................     63,869,620            122,924

     Elected by holders of Common Stock and Class B Common Stock voting as a single class:

                                                                               NUMBER OF SHARES
                                                           NUMBER OF SHARES       FOR WHICH
                                                            CAST IN FAVOR     AUTHORITY WITHHELD
                                                           ----------------   ------------------
     Robert R. Bennett...................................     83,864,855            127,689
     John M. Draper......................................     83,867,091            125,453
     Leo J. Hindery, Jr..................................     83,830,379            162,165
     Gerald F. Hogan.....................................     83,874,350            118,194

     The stockholders of both the Common Stock and Class B Common Stock voting as a single class also ratified the appointment of KPMG Peat Marwick as the Company's independent auditors for 1994 as follows:

          NUMBER OF SHARES            NUMBER OF SHARES            NUMBER OF SHARES
           CAST IN FAVOR                CAST AGAINST                 ABSTAINING
     --------------------------  --------------------------  --------------------------
             83,833,362                    76,158                      83,024

     The stockholders of both the Common Stock and Class B Common Stock voting as a single class also approved the implementation of the Employee Stock Purchase Plan as follows:

          NUMBER OF SHARES            NUMBER OF SHARES            NUMBER OF SHARES
           CAST IN FAVOR                CAST AGAINST                 ABSTAINING
     --------------------------  --------------------------  --------------------------
             83,447,211                   456,643                      88,690

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         HOME SHOPPING NETWORK, INC.
                                                 -------------------------------------------
                                                                (Registrant)

Dated:  May 12, 1994                             /s/  GERALD F. HOGAN
                                                 -------------------------------------------
                                                 Gerald F. Hogan
                                                 President and
                                                 Chief Executive Officer

Dated:  May 12, 1994                             /s/  KEVIN J. McKEON
                                                 -------------------------------------------
                                                 Kevin J. McKeon
                                                 Senior Vice President,
                                                 Accounting & Finance
                                                 and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)