Form 10-K/A
period 1993-12-31
HOME SHOPPING NETWORK INC
filed 1994-05-19
CIK 791024

================================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-K/A
                               AMENDMENT NO. 1
              [x] Annual Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934 [Fee Required]
                     For the Year Ended December 31, 1993
                                      OR
            [ ]  Transition Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934 [Fee Required]
                     For the Transition Period from   to
                        Commission file number 1-9118
                         HOME SHOPPING NETWORK, INC.
            (Exact name of registrant as specified in its charter)

                    DELAWARE                         59-2649518
         (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)          Identification No.)

              2501 118TH AVENUE, NORTH,  ST. PETERSBURG, FLORIDA
            (Address of registrant's principal executive offices)

                                    33716
                                  (Zip Code)

                                (813) 572-8585
             (Registrant's telephone number, including area code)
         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

       Title of                                             Name of Exchange
      Each Class                                              Registered
      ----------                                              ----------
Common Stock $.01 Par Value  . . . . . . . . . . . . . . . . .  NYSE

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

                      Yes [x].                No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 18, 1994, there were outstanding 73,920,285 shares of Common Stock (net of shares held in treasury) and 20,000,000 shares of Class B common stock. The aggregate market value of the voting stock held by non-affiliates of the registration as of March 18, 1994 was $732,596,579.

            APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                      Yes [ ].               No [ ].

                     DOCUMENTS INCORPORATED BY REFERENCE:


                                    DOCUMENTS              FORM 10-K REFERENCE
                                    ---------              -------------------
1993 Annual Report . . . . . . . . . . . . . . . . . . . . Part II Items 5-8
Proxy Statement dated March 29, 1994 . . . . . . . . . . . Part III Items 10-13


================================================================================

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.





May 17, 1994                               HOME SHOPPING NETWORK, INC.



                                        By: /s/ Kevin J. McKeon
                                            -----------------------------------
                                            Kevin J. McKeon
                                            Senior Vice President of Accounting
                                            and Finance and Treasurer