Form 10-Q
period 1994-06-30
HOME SHOPPING NETWORK INC
filed 1994-08-11
CIK 791024

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

                  For the quarterly period ended June 30, 1994

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----     -----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Total number of shares of outstanding stock (net of shares held in treasury) as of August 1, 1994:

Common stock..............  74,388,629
Class B common stock......  20,000,000

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

- - -------------------------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        JUNE 30,                  JUNE 30,
                                                  ---------------------     ---------------------
                                                    1994         1993         1994         1993
- - -------------------------------------------------------------------------------------------------
                                                       (In thousands, except per share data)
NET SALES.......................................  $274,005     $250,264     $548,220     $489,685
Cost of sales...................................   178,803      162,723      354,418      340,604
                                                  --------     --------     --------     --------
     Gross profit...............................    95,202       87,541      193,802      149,081
                                                  --------     --------     --------     --------
Operating expenses:
  Selling and marketing.........................    39,078       32,293       77,246       64,036
  Engineering and programming...................    24,809       22,923       49,033       45,421
  General and administrative....................    20,134       23,872       40,388       45,305
  Depreciation and amortization.................     6,932        5,887       13,027       11,590
                                                  --------     --------     --------     --------
                                                    90,953       84,975      179,694      166,352
                                                  --------     --------     --------     --------
     Operating profit (loss)....................     4,249        2,566       14,108      (17,271)
Other income (expense):
  Interest income...............................     3,628        3,397        7,077        6,853
  Interest expense..............................    (2,089)      (2,565)      (4,176)      (6,541)
  Miscellaneous.................................    (2,498)          55       (2,252)      (3,209)
                                                  --------     --------     --------     --------
                                                      (959)         887          649       (2,897)
                                                  --------     --------     --------     --------
Earnings (loss) before income taxes and
  extraordinary item............................     3,290        3,453       14,757      (20,168)
Income tax expense (benefit)....................     1,382        1,452        6,198       (5,189)
                                                  --------     --------     --------     --------
Earnings (loss) before extraordinary item.......     1,908        2,001        8,559      (14,979)
Extraordinary item -- loss on early
  extinguishment of long-term obligations, net
  of taxes......................................        --         (399)          --       (7,242)
                                                  --------     --------     --------     --------
NET EARNINGS (LOSS).............................  $  1,908     $  1,602     $  8,559     $(22,221)
                                                  ========     ========     ========     ========
Earnings (loss) per common share:
  Earnings (loss) before extraordinary item.....  $    .02     $    .02     $    .09     $   (.17)
  Extraordinary item, net.......................        --           --           --         (.08)
                                                  --------     --------     --------     --------
  Net earnings (loss)...........................  $    .02     $    .02     $    .09     $   (.25)
                                                  ========     ========     ========     ========
Weighted average shares outstanding.............    94,949       92,129       95,008       89,122
                                                  ========     ========     ========     ========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

- - -----------------------------------------------------------------------------------------------
                                                               JUNE 30,
                                                         ---------------------     DECEMBER 31,
                        ASSETS                             1994         1993           1993
- - -----------------------------------------------------------------------------------------------
                                                                     (In thousands)
CURRENT ASSETS
Cash and cash equivalents..............................  $ 28,852     $ 21,425       $ 35,566
Accounts receivable, net...............................    29,271       15,274         27,849
Note and interest receivable from related party........   130,007        5,508          5,707
Inventories, net.......................................   102,421      105,265        110,930
Deferred income taxes..................................    24,693       18,349         29,279
Other, net.............................................    10,523        9,452          8,070
                                                         --------     --------     ------------
          Total current assets.........................   325,767      175,273        217,401
PROPERTY, PLANT AND EQUIPMENT, AT COST
Computer and broadcast equipment.......................   104,089      105,857        107,439
Buildings and leasehold improvements...................    72,810       70,193         71,283
Furniture and other equipment..........................    42,467       46,660         48,091
                                                         --------     --------     ------------
                                                          219,366      222,710        226,813
          Less accumulated depreciation and
            amortization...............................   108,264       95,440        105,777
                                                         --------     --------     ------------
                                                          111,102      127,270        121,036
Land...................................................    17,695       16,617         17,708
Construction in progress...............................     3,321        4,032          2,626
                                                         --------     --------     ------------
                                                          132,118      147,919        141,370
OTHER ASSETS
Note receivable from related party (net of current
  maturity)............................................        --      128,986        126,597
Cable distribution fees, net...........................    32,535           --             --
Long-term investment...................................    10,000        7,589         10,000
Intangible assets, net.................................     2,691        2,565          2,658
Other assets and notes receivable......................     2,555        4,044          3,117
                                                         --------     --------     ------------
                                                           47,781      143,184        142,372
                                                         --------     --------     ------------
                                                         $505,666     $466,376       $501,143
                                                         ========     ========     ============

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

- - -----------------------------------------------------------------------------------------------
                                                               JUNE 30,
                                                         ---------------------     DECEMBER 31,
         LIABILITIES AND STOCKHOLDERS' EQUITY              1994         1993           1993
- - -----------------------------------------------------------------------------------------------
                                                                     (In thousands)
CURRENT LIABILITIES
Current maturities of long-term obligations............  $ 85,947     $ 25,325       $ 25,345
Accounts payable.......................................    84,992       80,919         88,858
Income taxes payable...................................    14,732       14,077         15,586
Accrued liabilities:
  Cable distribution fees ($19,128 to related
     parties)..........................................    24,368           --             --
  Litigation settlements...............................    14,450           --         16,000
  Sales returns........................................    11,638       11,552         13,632
  Sales taxes..........................................     5,791        7,652          9,481
  Other................................................    41,399       32,998         40,446
                                                         --------     --------     ------------
          Total current liabilities....................   283,317      172,523        209,348
LONG-TERM OBLIGATIONS (net of current maturities)......     1,255      117,199         86,927
DEFERRED INCOME TAXES..................................     8,978        7,108          8,314
COMMITMENTS AND CONTINGENCIES..........................        --           --             --
STOCKHOLDERS' EQUITY
Preferred stock -- $.01 par value; authorized 500,000
  shares, no shares issued and outstanding.............        --           --             --
Common stock -- $.01 par value; authorized 150,000,000
  shares, issued 77,458,979 and 70,204,663 shares at
  June 30, 1994 and 1993, respectively, and 76,172,890
  shares at December 31, 1993..........................       775          702            762
Class B -- convertible common stock -- $.01 par value;
  authorized, issued and outstanding, 20,000,000 and
  24,159,456 shares at June 30, 1994 and 1993,
  respectively, and 20,559,456 shares at December 31,
  1993.................................................       200          242            206
Additional paid-in capital.............................   166,108      135,656        160,371
Retained earnings......................................    61,342       53,343         52,783
Treasury stock -- 3,105,700 common shares, at cost.....   (14,027)     (14,027)       (14,027)
Unearned compensation..................................    (2,282)      (6,370)        (3,541)
                                                         --------     --------     ------------
                                                          212,116      169,546        196,554
                                                         --------     --------     ------------
                                                         $505,666     $466,376       $501,143
                                                         ========     ========     ============

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

- - -------------------------------------------------------------------------------------------------------
                                     CLASS B
                                   CONVERTIBLE   ADDITIONAL                         UNEARNED
                          COMMON     COMMON       PAID-IN     RETAINED   TREASURY   COMPEN-
                          STOCK       STOCK       CAPITAL     EARNINGS    STOCK      SATION     TOTAL
- - -------------------------------------------------------------------------------------------------------
                                                         (In thousands)
BALANCE AT JANUARY 1,
  1993..................   $671       $ 242       $115,846    $75,564    $(14,027)  $(8,147 )  $170,149
Income tax benefit
  related to executive
  stock award program
  and stock options
  exercised.............     --          --             41         --          --        --          41
Expense related to
  executive stock award
  program...............     --          --             --         --          --     2,720       2,720
Issuance of common stock
  upon exercise of stock
  options...............     31          --         18,811         --          --        --      18,842
Unearned compensation
  related to executive
  stock award program...     --          --            943         --          --      (943 )        --
Issuance of common stock
  upon conversion of
  debentures............     --          --             15         --          --        --          15
Net loss for the six
  months ended June 30,
  1993..................     --          --             --    (22,221 )        --        --     (22,221)
                          ------   -----------   ----------   --------   --------   --------   --------
BALANCE AT JUNE 30,
  1993..................   $702       $ 242       $135,656    $53,343    $(14,027)  $(6,370 )  $169,546
                          ======== ==========    =========    ========   ========   =========  ========
BALANCE AT JANUARY 1,
  1994..................   $762       $ 206       $160,371    $52,783    $(14,027)  $(3,541 )  $196,554
Income tax benefit
  related to executive
  stock award program
  and stock options
  exercised.............     --          --          1,763         --          --        --       1,763
Expense related to
  executive stock award
  program...............     --          --             --         --          --     1,259       1,259
Issuance of common stock
  upon exercise of stock
  options...............      7          --          3,974         --          --        --       3,981
Conversion of Class B
  common stock to common
  stock.................      6          (6)            --         --          --        --          --
Net earnings for the six
  months ended June 30,
  1994..................     --          --             --      8,559          --        --       8,559
                          ------   -----------   ----------   --------   --------   --------   --------
BALANCE AT JUNE 30,
  1994..................   $775       $ 200       $166,108    $61,342    $(14,027)  $(2,282 )  $212,116
                          ======== ==========    =========    ========   ========   =========  ========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

- - ----------------------------------------------------------------------------------------------
                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                      ------------------------
                                                                        1994           1993
- - ----------------------------------------------------------------------------------------------
                                                                           (In thousands)
Cash flows from operating activities:
  Net earnings (loss)...............................................  $  8,559       $ (22,221)
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
     Depreciation and amortization..................................    12,381          11,590
     Amortization of cable distribution fees........................       646              --
     Deferred income taxes..........................................     5,250          (4,378)
     Increase (decrease) in inventory reserve.......................    (3,427)         14,740
     Loss on disposition of wholly-owned subsidiary.................     2,854              --
     Common stock and stock appreciation rights issued for services
       provided.....................................................       682           2,720
     Provision for losses on accounts and notes receivable..........       217            (101)
     (Gain) loss on sale of assets..................................       144              (7)
     Equity in (earnings) losses of unconsolidated affiliates.......       (93)            532
     Loss on retirement of long-term obligations....................        --          11,637
     Liquidation of joint venture operation.........................        --             722
     Change in current assets and liabilities:
       Increase in accounts receivable..............................    (1,605)         (2,744)
       (Increase) decrease in interest receivable from related
        party.......................................................        18          (1,056)
       (Increase) decrease in inventories...........................    11,936            (952)
       Increase in other current assets.............................    (2,453)         (2,557)
       Increase (decrease) in accounts payable......................    (3,866)         18,744
       Increase (decrease) in accrued liabilities and income taxes
        payable.....................................................    19,573          (7,773)
       Increase in cable distribution fees..........................   (33,181)             --
                                                                      --------       ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES.................    17,635          18,896
                                                                      --------       ---------
Cash flows from investing activities:
  Capital expenditures..............................................    (7,404)        (10,133)
  Proceeds from long-term notes receivable..........................     2,320           2,024
  Proceeds from sale of assets......................................     2,086              21
  Increase in intangible assets.....................................      (993)           (954)
  (Increase) decrease in notes receivable and other.................       731             (73)
  Increase in long-term investment..................................        --            (364)
                                                                      --------       ---------
          NET CASH USED IN INVESTING ACTIVITIES.....................    (3,260)         (9,479)
                                                                      --------       ---------
Cash flows from financing activities:
  Principal payments on and redemption of long-term obligations.....   (25,070)       (166,255)
  Proceeds from issuance of common stock............................     3,981          18,842
  Proceeds from unsecured credit facility...........................        --         140,000
                                                                      --------       ---------
          NET CASH USED IN FINANCING ACTIVITIES.....................   (21,089)         (7,413)
                                                                      --------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................    (6,714)          2,004
Cash and cash equivalents at beginning of period....................    35,566          19,421
                                                                      --------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................  $ 28,852       $  21,425
                                                                      ========       =========

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

     In the opinion of the Company, all adjustments necessary for a fair presentation of such Condensed Consolidated Financial Statements have been included. Such adjustments consist of normal recurring items and nonrecurring items discussed in Notes 5, 7 and 10. Interim results are not necessarily indicative of results for a full year. The interim Condensed Consolidated Financial Statements and Notes thereto are presented as permitted by the Securities and Exchange Commission ("SEC") and do not contain certain information included in the Company's annual Consolidated Financial Statements and Notes thereto.

NOTE 2 -- CABLE DISTRIBUTION FEES

     During the three months ended June 30, 1994, the Company committed to long-term cable contracts which provide for payments of distribution fees to cable system operators totaling $33.2 million, representing coverage to 9.2 million cable subscribers. These fees are amortized, over the term of the respective contracts, on a straight-line basis over periods ranging from 5 to 15 years.

NOTE 3 -- RELATED PARTY TRANSACTIONS

     Included in "Accrued liabilities -- Cable distribution fees" is $19.1 million, payable by April 1995 to companies that are related to the Company through their ownership interest, voting control, board members or common ownership. The commitment at June 30, 1994, under these agreements, of $19.3 million, will be amortized over periods ranging from 10 to 15 years, and represents coverage to 5.2 million cable subscribers.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

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

     In 1993, the Company became aware that the SEC entered a formal order of investigation involving matters relating to, among other things, certain of the Company's SEC filings and other public disclosures. The Company has furnished documents in connection with this investigation and is cooperating in the

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES investigation while maintaining its legal privileges, including the attorney/client privilege. This is a nonpublic investigation and the scope of the investigation is confidential. The Company has been advised that this inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, nor should it be considered a reflection upon any person, entity or security.

     The Company is a defendant in a number of other class action lawsuits. The Company has agreed to settlements in these lawsuits, but they are subject to certain contingencies, including court approval. The Company accrued $13.0 million at December 31, 1993, to cover anticipated costs and expenses primarily related to such settlements.

     Effective May 2, 1994, the Company, Liberty Media Corporation ("Liberty"), and Messrs. Roy M. Speer, Gerald F. Hogan and John M. Draper (the "Settling Defendants") entered into a settlement agreement with Mr. Allen P. Allweiss pursuant to which, on May 5, 1994, Mr. Allweiss dismissed all claims against the Settling Defendants, and the Company dismissed its counterclaim against Mr. Allweiss. The terms of the settlement are confidential and were reflected in the Company's financial statements for the quarter ended March 31, 1994.

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

NOTE 5 -- OTHER INCOME (EXPENSE)

     Miscellaneous expense for the three and six month periods ended June 30, 1994, includes a $2.9 million loss on the proposed sale of the common stock of the Company's wholly-owned subsidiary, HSN Mistix, Inc.

     Miscellaneous expense for the six month period ended June 30, 1993, includes nonrecurring costs of $2.6 million for inventory contributed to charity as a result of the change in management's merchandising philosophy regarding the types of merchandise sold on HSC and additional costs totaling $1.2 million, relating to the curtailment of a joint venture operation.

NOTE 6 -- INCOME TAXES

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

     The Company has protested all proposed adjustments to the Appellate Division of the IRS. On April 19, 1994, the Company received a formal settlement offer from the IRS relating to all issues under protest, excluding the royalty payments to a related party. The Company accepted this offer on June 8, 1994, and the net assessment (after considering the tax deductibility of interest) is expected to be approximately $15.0 million, covering all periods through June 30, 1994. The Company has previously accrued sufficient amounts relating to these issues.

     The Company's federal income tax returns for fiscal years 1990 and 1991 are currently under examination by the IRS. No additional proposed adjustments relating to such years have been brought to management's attention.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 7 -- EXTRAORDINARY ITEM -- LOSS ON EARLY EXTINGUISHMENT OF LONG-TERM OBLIGATIONS

     There was no early extinguishment of long-term obligations during the three or six month periods ended June 30, 1994. For the three and six month periods ended June 30, 1993, the Company recognized extraordinary losses on the early extinguishment of long-term obligations of $.4 million and $7.2 million, net of taxes of $.3 million and $4.4 million, respectively.

NOTE 8 -- EARNINGS (LOSS) PER COMMON SHARE

     The computation of primary earnings (loss) per common share is based on the weighted average number of outstanding shares of common stock for all periods presented. Primary earnings per common share for the three and six month periods ended June 30, 1994 and the three month period ended June 30, 1993, also includes common stock equivalents based on the weighted average balance outstanding. Fully diluted earnings (loss) per common share did not differ significantly from primary earnings (loss) per common share in any period.

NOTE 9 -- STATEMENTS OF CASH FLOWS

     For purposes of reporting cash flows, cash and cash equivalents include cash and short-term investments. Short-term investments consist primarily of commercial paper, auction preferred shares, money market funds, repurchase agreements, and certificates of deposit with maturities of less than 91 days.

     Supplemental disclosures of cash flow information:

    --------------------------------------------------------------------------------------
                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                       -------------------
                                                                        1994         1993
    --------------------------------------------------------------------------------------
                                                                         (In thousands)
    Cash paid for:
    Interest.........................................................  $4,640       $9,051
    Income taxes.....................................................      39        2,803

NOTE 10 -- SUBSEQUENT EVENTS

     On August 1, 1994, Silver King Communications, Inc. repaid the outstanding principal and accrued interest of $129.7 million on its obligation to the Company. On the same date, the Company repaid the remaining $85.0 million outstanding balance on its Senior Term Loans. As a consequence, at June 30, 1994, the Company classified the remaining balance of the "Note receivable from related party" as a current asset, and the remaining balance owed on the Senior Term Loans as a current liability.

     In connection with the term loan repayment, the Company will recognize an extraordinary loss on the early extinguishment of long-term obligations, of $.9 million, net of taxes, in the third quarter of 1994.

     In August 1994, the Company received a commitment for a revolving credit facility which will amend and increase the Company's current facility from $40.0 million to $100.0 million. Borrowings under the credit facility may be used for general corporate purposes. The interest rate on borrowings under the credit line is tied to the LIBOR plus a margin based on the total debt to operating cash flow ratio. Restrictions contained in the credit agreement include maintenance of various financial covenants and ratios.

     On August 4, 1994, Liberty and Tele-Communications, Inc. ("Old TCI") consummated a business combination transaction resulting in Old TCI and Liberty becoming wholly-owned subsidiaries of a newly formed holding company, which has been renamed Tele-Communications, Inc. ("New TCI"). Consequently, New TCI beneficially owns 79.3% of the voting power of the Company.

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

A. CONSOLIDATED RESULTS OF OPERATIONS

     The following discussion presents the material changes in the consolidated results of operations of the Company which have occurred in the second quarter and first six months of 1994, compared with the same periods in 1993. Reference should also be made to the Condensed Consolidated Financial Statements included herein.

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

     For the quarter and six month periods ended June 30, 1994, net sales for the Company increased $23.7 million, or 9.5%, to $274.0 million from $250.3 million and $58.5 million, or 12.0%, to $548.2 million from $489.7 million, respectively, compared to the same periods in 1993. Net sales of HSC increased $21.8 million, or 9.5%, and $55.2 million, or 12.3%, for the quarter and six months ended June 30, 1994. HSC's sales reflect increases of 28.9% and 20.1% in the number of packages shipped for the quarter and six months ended June 30, 1994, respectively, while the average price per unit sold decreased in both 1994 periods compared to the same periods in 1993. In addition, sales through the Company's retail outlets for the quarter and six months ended June 30, 1994, increased $1.8 million and $4.2 million, respectively, compared to the same periods last year. The increases for the six months ended June 30, 1994 were somewhat offset by a decline in sales attributable to the Company's mail order subsidiary, HSN Mail Order, Inc., of $.8 million.

     The sales increases in the quarter and six month periods ended June 30, 1994, compared to the same periods last year are the continuation of a trend that began in the latter part of the third quarter of 1993. However, it should be noted that sales for the quarter and six months ended June 30, 1993, were down $7.2 million, or 2.8%, and $43.3 million, or 8.1%, respectively, from the comparable 1992 periods. Nonetheless, management believes that 1994 sales levels have been positively affected by several factors, most significantly the addition of new cable subscribers beginning in September 1993 as a result of the "must carry" provisions of the cable re-regulation law, as further discussed below. An additional factor is the improvements initiated during 1993 in the merchandising management and sales philosophy of HSC. Additional ongoing programs to increase sales include the "FlexPay" program, which allows customers to pay for purchases in several equal installments, changes in show host training and scheduling, enhanced use of promotional selling events, sales incentives, and the recent introduction of a private label credit card which offers customer incentives. Sales increases from ongoing programs were partially offset by increases in cash discounts, which have increased to 2.9% and 2.6% of HSC sales for the quarter and six months ended June 30, 1994, respectively, from 1.4% and 1.8% compared to the same periods in 1993.

     For the quarter and six month periods ended June 30, 1994, the merchandise return percentage remained constant at 21.0% and decreased to 21.9% from 23.8%, respectively, compared to the same periods in 1993. The decrease in the merchandise return percentage during the first six months of 1994 is primarily attributable to an unusually high merchandise return percentage experienced in the first quarter of 1993.

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

     Cable television systems and affiliated broadcast television stations broadcast HSC programming under affiliation agreements with varying original terms. The Company seeks to increase the number of cable television systems and broadcast television stations that televise HSC programming while evaluating the expected profitability of each contract. During the twelve months ended June 30, 1994, cable television households capable of receiving HSC programming increased by 7.2 million, or 25.2%, to 35.6 million unduplicated cable households. This growth was achieved primarily through increased cable system carriage of signals transmitted by the Company's broadcast affiliates due to the implementation of the "must carry" provisions of the cable re-regulation law beginning in September 1993. As a result, the number of homes classified as cable television households increased and the number classified as broadcast households declined. Because HSC programming is now on a cable channel line-up, these former broadcast households can now more easily access the HSC programming.

     During the same period, broadcast television households, in areas unduplicated by HSC cable television households, decreased by 5.3 million, or 17.7%, to 24.4 million households. This decrease was primarily attributable to the shift in classification of 6.4 million households from broadcast to cable. This decrease was offset, in part, by an increase of .8 million broadcast television households due to changes in the composition of HSC's affiliated broadcast television station group, and an increase of .3 million households in the updated Nielsen household counts in the areas in which HSC broadcasts. In addition, as of June 30, 1994, HSC's programming was available to 3.8 million households with satellite dish receivers. Broadcast affiliation agreements generally call for fixed hourly payments to stations for broadcasting HSC's programming and, with proper notice, with the exception of affiliated broadcast television stations owned and operated by Silver King Communications, Inc. ("SKC"), are generally cancelable or provide for adjustments in the hourly rate paid, at HSC's or the affiliated station's option. The affiliation agreements with SKC expire in December 1997 but are automatically renewable at SKC's option for a five-year term, unless written notice is given at least 18 months prior to the expiration date. As discussed in Note 10 to the Condensed Consolidated Financial Statements, included herein, and in "Financial Position, Liquidity and Capital Resources" SKC repaid the outstanding principal and accrued interest owed to the Company with proceeds from a bank financing. The terms of SKC's bank financing contain restrictive covenants with regard to amendment or modification of material contracts. SKC's loan agreement further provides that cancellation, suspension or termination of any affiliation agreement is an event of default. HSN is not a party to such loan agreements and, therefore, would not be entitled to enforce such restrictive provisions.

     During the remainder of 1994, 1.3 million cable subscribers, or 3.8% of the total number of unduplicated cable households receiving HSC programming, exclusive of "must carry" subscribers, are subject to termination or renewal. The Company is pursuing both renewals and additional cable television system contracts, but channel availability, competition, cost of carriage and cable re-regulation are some of the factors affecting the negotiations for cable television system contracts. Although management cannot determine the percentage of expiring contracts that will be renewed or the number of households that will be added through new contracts, management is optimistic that a majority of the contracts will be renewed.

     During the six months ended June 30, 1994, the Company continued several incentive programs designed to increase the total number of cable subscribers able to receive HSC programming and to increase penetration in both cable and broadcast television markets. Overall, as a result of these incentive programs the Company has successfully, on a long-term basis, renewed expiring contracts, contracted a majority of the "must carry" households and secured contracts for new cable carriage exclusive of "must carry." During this period, however, market penetration levels weakened somewhat. Management believes that one reason for the weakened market penetration is that it typically lags behind increases in program carriage. As most of the increase in program carriage levels occurred in the latter part of 1993 and early 1994, management expects some improvement in market penetration during the remainder of 1994.

     Management believes that providing incentive compensation to cable operators is a factor in securing program carriage. HSC has, in certain markets, guaranteed a minimum level of commissions to cable operators which agree to carry HSC programming or offered additional performance bonus commissions based upon the sales levels of HSC programming in the cable operator's franchise area. In addition, beginning in April 1994, the Company signed agreements with certain cable system operators wherein the Company agreed to make payments of cable distribution fees in exchange for the cable system operators' commitments to carry HSC's programming for a period of up to fifteen years. Such payments are being amortized, on a straight-line basis, over the lives of the contracts. See "Depreciation and Amortization" and "Financial Position, Liquidity and Capital Resources." Another form of incentive compensation is the purchase of cable advertising time, which has resulted in an increase in marketing payments for the six months ended June 30, 1994 compared to the same period in 1993. These are further discussed in "Selling and Marketing." Programs to increase market penetration included buyer incentives which provide Club Members with discounts on merchandise purchased from HSC. For example, the Company targets existing Club Members through the "Bargaineer" magazine which, among other features, offers discounts on HSC purchases and provides a schedule of HSC's retail sales television programs.

     On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). The signal carriage or "must-carry" provisions of the 1992 Cable Act require cable operators to carry the signals of local commercial and noncommercial television stations. The Federal Communications Commission (the "FCC") adopted rules to implement these "must-carry" provisions and, on July 2, 1993, the FCC extended "must-carry" eligibility to television stations that are predominantly utilized for the transmission of sales presentations or program length commercials, which would include shop-at-home programs such as those distributed by HSC. Litigation has been initiated challenging, among other matters, the constitutionality of the mandatory broadcast signal carriage requirements of the new law. On April 8, 1993, a special three-judge panel of the federal district court for the District of Columbia issued a decision upholding the constitutional validity of the mandatory signal carriage requirements of the 1992 Cable Act. In a multi-opinion decision released on June 27, 1994, the Supreme Court declined to rule on the constitutionality of the "must-carry" rules. Instead, the Court remanded the case to the District Court to permit development of a full, factual record concerning the need for these rules. The Court is expected to resolve the rules' constitutionality after this record is complete.

     The Company is considering a variety of strategies to further increase carriage of HSC programming and continues to evaluate the impact of the "must carry" provisions on its broadcast relationships. The cable re-regulation law and its interpretation, which is still forthcoming, will have a broad impact upon the Company and its ability to contract new program carriage. The Company is aggressively pursuing new contracts for program carriage in the event "must carry" is ruled unconstitutional and, as of June 30, 1994, the Company had executed contracts with cable operators covering 6.5 million "must carry" households. As of the same date, there were 2.2 million "must carry" households not under contract, but management believes the Company will be able to secure contracts for the continued carriage of a majority of these remaining households, in the event "must carry" is reversed.

     Recently, the Company announced the formation of two ventures, one an infomercial company which will produce and air infomercials worldwide, and the other which will test a new television shopping program in conjunction with another cable television programmer. The Company is also engaged in discussions with various entities to explore other new business opportunities. The pursuit of these potential business opportunities may include the creation of new business entities, development and distribution of broadcast and cable television programming, changes in the Company's broadcast relationships and/or expansion in the carriage of the Company's programming by operators of cable television systems. There can be no assurance that the Company will be able to reach agreements with the necessary parties to pursue these business opportunities. As in the past, the Company intends to continue to explore ways to develop and enhance its business. Accordingly, it will continue to discuss various business opportunities with media, cable programming, broadcast television, cable television, retail and entertainment entities.

COST OF SALES

     For the quarter and six month periods ended June 30, 1994, cost of sales increased $16.1 million, or 9.9%, to $178.8 million from $162.7 million and $13.8 million, or 4.1%, to $354.4 million from $340.6 million, respectively, compared to the same periods in 1993. As a percentage of net sales, cost of sales increased to 65.3% from 65.0% and decreased to 64.6% from 69.6% for the quarter and six months ended June 30, 1994, respectively, compared to the same periods in 1993.

     Cost of sales of HSC increased $16.0 million and $14.8 million, for the quarter and six months ended June 30, 1994, respectively. As a percentage of HSC sales, cost of sales remained relatively constant for the quarter ended June 30, 1994 and decreased to 66.3% from 71.2% for the six months ended June 30, 1994, compared to the same periods in 1993.

     For the quarter ended June 30, 1994, the increase in the consolidated cost of sales percentage was primarily attributable to the liquidation of merchandise and increased sales through the Company's retail outlets, which were partially offset by an inventory reserve reduction of $4.9 million. The decreases in consolidated and HSC's cost of sales percentages for the six months ended June 30, 1994 relate primarily to an additional provision of $20.1 million made to HSC's inventory reserve in the quarter ended March 31, 1993, in connection with the change in management's merchandising philosophy.

     The remaining change in cost of sales for the six months ended June 30, 1994, compared to the six months ended June 30, 1993, is attributable to other subsidiary operations.

OPERATING EXPENSES

     For the quarter and six month periods ended June 30, 1994, operating expenses increased $6.0 million, or 7.0%, to $91.0 million from $85.0 million and $13.3 million, or 8.0%, to $179.7 million from $166.4 million, respectively, compared to the same periods in 1993. As a percentage of net sales, these expenses decreased to 33.2% from 34.0% and to 32.8% from 34.0% for the quarter and six month periods ended June 30, 1994, respectively, compared to the same periods in 1993.

     The following table highlights the operating expense section from the Company's Condensed Consolidated Statements of Operations, including the dollar and percentage changes for the quarter and six month periods ended June 30, 1994, compared to the same periods in 1993:

    -------------------------------------------------------------------------------------
                                                       CHANGES IN OPERATING EXPENSES
                                                  ---------------------------------------
                                                    THREE MONTHS           SIX MONTHS
                                                        ENDED                 ENDED
                                                    JUNE 30, 1994         JUNE 30, 1994
                                                  -----------------     -----------------
                                                    $          %          $          %
                                                  CHANGE     CHANGE     CHANGE     CHANGE

    -------------------------------------------------------------------------------------
                                                          (In millions, except %)
    Selling and marketing.......................  $ 6.8       21.0 %    $13.2       20.6 %
    Engineering and programming.................    1.9        8.2        3.6        8.0
    General and administrative..................   (3.7 )    (15.7 )     (4.9 )    (10.9 )
    Depreciation and amortization...............    1.0       17.8        1.4       12.4
                                                  ------                ------
                                                  $ 6.0                 $13.3
                                                  =======               =======

SELLING AND MARKETING

     For the quarter and six month periods ended June 30, 1994, selling and marketing expenses increased $6.8 million, or 21.0%, to $39.1 million from $32.3 million, and $13.2 million, or 20.6%, to $77.2 million from $64.0 million, respectively, compared to the same periods in 1993. As a percentage of net sales, these expenses increased to 14.3% from 12.9% and to 14.1% from 13.1%, respectively, compared to the same periods in 1993.

     The changes in the major components of selling and marketing expenses are detailed below in dollar and percentage terms for the quarter and six month periods ended June 30, 1994, compared to the same periods in 1993:

    -------------------------------------------------------------------------------------
                                                        CHANGES IN CERTAIN SELLING
                                                          AND MARKETING EXPENSES
                                                  ---------------------------------------
                                                    THREE MONTHS           SIX MONTHS
                                                        ENDED                 ENDED
                                                    JUNE 30, 1994         JUNE 30, 1994
                                                  -----------------     -----------------
                                                    $          %          $          %
                                                  CHANGE     CHANGE     CHANGE     CHANGE

    -------------------------------------------------------------------------------------
                                                          (In millions, except %)
    Telephone, operator and customer service....   $2.9      26.9%       $4.3      19.8%
    Commissions to cable system operators.......    3.5      45.6         6.5      42.7
    Marketing payments for cable advertising....     --         --         .8       5.3

     Telephone, operator and customer service expenses are typically related to sales, call volume and the number of packages shipped, and for the quarter and six month periods ended June 30, 1994, compared to the same periods last year, these expenses increased as a result of these factors. These expenses are expected to fluctuate in relation to sales, call volume and package volume in future periods.

     For the quarter and six month periods ended June 30, 1994, commissions to cable system operators increased primarily as a result of higher sales volume, compared to the same periods in 1993. However, commissions to cable system operators increased at a higher rate than sales as a result of increased cable system carriage of signals transmitted by the Company's broadcast affiliates due to the implementation of the "must carry" provisions of the cable re-regulation law, and due to additional performance bonus commissions based upon the sales levels of HSC programming in the cable operator's franchise area, as discussed in "Net Sales." Such sales performance compensation is expected to increase in future periods. In addition, cable operators which have executed affiliation agreements to carry HSN 2 are compensated for all sales of HSN 2 within their franchise areas, regardless of whether a customer's order results from watching the program via cable, satellite dish, or on a broadcast television station. Thus, with the advent of "must carry," HSC is paying commissions to cable operators in addition to the hourly affiliation payments made to broadcast television stations resulting in higher commission expense and higher total operating expenses. As a result of the above factors, cable carriage expense is expected to remain at higher levels in future periods. As discussed in "Net Sales," management believes that because HSC programming is now available on a cable channel line-up, these former broadcast households can more easily access the HSC programming.

     Although marketing payments for cable advertising increased for the six months ended June 30, 1994, these expenses remained constant for the quarter ended June 30, 1994, compared to the same periods in 1993, as cable advertising purchases primarily relate to previous contractual commitments. As new cable carriage agreements are executed, contractual commitments to purchase cable advertising are being replaced by other forms of incentive compensation to cable operators. These include payment of cable distribution fees, as discussed in "Depreciation and Amortization," and performance bonus commissions, as discussed above. Accordingly, marketing payments are expected to decrease and depreciation and amortization is expected to increase in future periods.

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

ENGINEERING AND PROGRAMMING

     For the quarter and six month periods ended June 30, 1994, engineering and programming expenses increased $1.9 million, or 8.2%, to $24.8 million from $22.9 million and $3.6 million, or 8.0%, to $49.0 million from $45.4 million, respectively, compared to the same periods in 1993. As a percentage of net sales, these expenses decreased to 9.1% from 9.2% and to 8.9% from 9.3%, respectively, compared to the same periods in 1993.

     Increases in expense related to additional broadcast affiliates totaled $1.0 million and $2.3 million, respectively, compared with the quarter and six months ended June 30, 1993. In addition, under affiliation agreements with SKC, based on sales within their markets for the quarter and six months ended June 30, 1994, the Company has accrued additional broadcast commission expense. The payment of this additional amount, however, is dependent on sales levels for the remainder of 1994.

     Broadcast costs are expected to be at these higher levels for the remainder of 1994. Moreover, as the Company develops new programming and telemarketing opportunities and attempts to expand its broadcast television reach for existing programming, overall engineering and programming expenses are expected to increase in future periods.

GENERAL AND ADMINISTRATIVE

     For the quarter and six month periods ended June 30, 1994, general and administrative expenses decreased $3.7 million, or 15.7%, to $20.1 million from $23.9 million and $4.9 million, or 10.9%, to $40.4 million from $45.3 million, respectively, compared to the same periods in 1993. As a percentage of net sales, these expenses decreased to 7.3% from 9.5% and to 7.4% from 9.3%, respectively, compared to the same periods in 1993.

     For the quarter and six month periods ended June 30, 1994, consulting and stockholder relations expenses decreased $.2 million and $3.2 million, respectively, due to expenses incurred in the same periods in 1993, in connection with a merger proposal by Liberty Media Corporation ("Liberty") following the acquisition, in February 1993, of a controlling interest in the Company by a wholly-owned subsidiary of Liberty. Expenses in connection with the Company's executive stock award program, stock appreciation rights granted in 1993, reserves for potential sales tax issues, legal expense, repairs and maintenance and equipment rental decreased $4.4 million and $7.0 million for the quarter and six month periods ended June 30, 1994, respectively, compared to the same periods in 1993. The above decreases were partially offset by increases for the quarter and six month periods ended June 30, 1994 totaling $.7 million and $2.1 million, respectively, in payroll expense and settlement of litigation.

     Management expects general and administrative expenses to remain at these lower levels during the remainder of 1994 compared to the same period in 1993.

DEPRECIATION AND AMORTIZATION

     For the quarter and six month periods ended June 30, 1994, depreciation and amortization increased $1.0 million, or 17.8%, to $6.9 million from $5.9 million and $1.4 million or 12.4% to $13.0 million from $11.6 million, respectively, compared to the same periods in 1993. The increases were primarily attributable to the amortization of cable distribution fees, which totaled $.7 million for both the quarter and six months ended June 30, 1994, and which are expected to total approximately $1.0 million per quarter for the remainder of 1994. The balance of the increases was attributable to capital asset additions during the twelve months ended June 30, 1994. Accordingly, depreciation and amortization will be higher for the remainder of 1994 compared to the same period in 1993.

OTHER INCOME (EXPENSE)

     For the quarter and six month periods ended June 30, 1994, the Company had net other expense of $(1.0) million and net other income of $.6 million, respectively, compared to net other income of $.9 million and net other expense of $(2.9) million for the same periods in 1993.

     Interest income did not change significantly for the quarter and six months ended June 30, 1994 compared to the same periods in 1993. However, as discussed in "Financial Position, Liquidity and Capital Resources," subsequent to June 30, 1994, SKC repaid its indebtedness to the Company. Accordingly, interest income is expected to decline significantly in future periods.

     Interest expense decreased $.5 million and $2.4 million for the quarter and six months ended June 30, 1994, primarily relating to the redemption and refinancing of the Company's 11 3/4% Senior Notes (the "Senior Notes") in 1993. As discussed in "Financial Position, Liquidity and Capital Resources," on June 15, 1994, the Company made a scheduled repayment of $25.0 million on a term loan and subsequent to June 30, 1994, the Company repaid its remaining $85.0 million term loan balance. Accordingly, interest expense will decline significantly in future periods unless the Company utilizes existing financing arrangements or obtains new financing.

     For the quarter and six months ended June 30, 1994, net miscellaneous expense includes a $(2.9) million loss on the proposed sale of the common stock of the Company's wholly-owned subsidiary, HSN Mistix, Inc. ("Mistix"). The sale of Mistix should not have a significant impact on the Company's statement of operations in future periods. Net miscellaneous expense for the six months ended June 30, 1993 includes nonrecurring costs totaling $3.8 million. See Note 5 to the Condensed Consolidated Financial Statements included herein.

INCOME TAXES

     The Company's effective tax rate was 42.0% for the quarters ended June 30, 1994 and 1993 and for the six months ended June 30, 1994, and a benefit of (25.7%) for the six months ended June 30, 1993. The Company's effective tax rate for these periods differed from the statutory rate due primarily to the amortization of goodwill and other acquired intangible assets relating to acquisitions from prior years, state income taxes and the provision for interest on adjustments proposed by the Internal Revenue Service, as discussed in Note 6 to the Condensed Consolidated Financial Statements included herein. The Company's effective tax rate is expected to vary from the statutory rate for the remainder of 1994.

EXTRAORDINARY ITEM -- LOSS ON EARLY EXTINGUISHMENT OF LONG-TERM OBLIGATIONS

     The Company refinanced and retired the remaining $143.3 million of its Senior Notes in the six months ended June 30, 1993. In addition, the Company retired the remaining $16.9 million of its 5 1/2% Convertible Subordinated Debentures in the quarter ended June 30, 1993. These transactions resulted in an extraordinary item -- loss on early extinguishment of long-term obligations, net of taxes for the quarter and six months ended June 30, 1993, as discussed in
Note 7 to the Condensed Consolidated Financial Statements included herein.

NET EARNINGS (LOSS)

     The Company had net earnings of $1.9 million, or $.02 per share, for the quarter ended June 30, 1994, compared to a net earnings of $1.6 million, or $.02 per share, for the same quarter in 1993. For the six month period ended June 30, 1994, the Company had net earnings of $8.6 million, or $.09 per share, compared to a net loss of $(22.2) million, or $(.25) per share, in the same period in 1993. The increases in net earnings for the quarter and six months ended June 30, 1994, were primarily attributable to increases in net sales of $23.7 million and $58.5 million, respectively, and increases in gross profit of $7.7 million and $44.7 million, respectively, compared to the same periods in 1993. As discussed in "Cost of Sales," the results for the six months ended June 30, 1993, include an increase in the inventory reserve, which affected "Cost of Sales" and "Other Income (Expense)." As previously discussed, the Company has recorded the loss on the proposed sale of the common stock of Mistix. Included in the results for the quarter and six months ended June 30, 1994, are pre-tax losses for Mistix of $(.4) million and $(1.4) million, respectively. In addition, for the quarter and six months ended June 30, 1993, the consolidated results include extraordinary losses, net of taxes, of $(.4) million, with no per share effect, and $(7.2) million, or $(.08) per share.

SEASONALITY

     The Company believes that seasonality does impact its business but not to the same extent it impacts the retail industry in general.

B.  FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     The following table highlights various balances and ratios from the Condensed Consolidated Financial Statements included herein:

    ----------------------------------------------------------------------------------------
                                                          JUNE 30,   JUNE 30,   DECEMBER 31,
                                                            1994       1993         1993

    ----------------------------------------------------------------------------------------
    Working capital (millions)..........................   $ 42.5     $  2.8       $  8.1
    Current ratio.......................................   1.15:1     1.02:1       1.04:1
    Accounts receivable, net (millions).................   $ 29.3     $ 15.3       $ 27.8
    Inventories, net (millions).........................   $102.4     $105.3       $110.9
    Inventory turnover for quarter
      (annualized for June periods only)................     6.95       6.48         6.12
    Inventory turnover for six months
      (annualized for June periods only)................     6.64       6.07         6.12

     The increase in working capital from June 30, 1993, to June 30, 1994, primarily relates to net earnings, adjusted for non-cash items, of $53.9 million, proceeds from the issuance of Common Stock upon the exercise of employee and cable operator stock options of $17.0 million and a $128.8 million net decrease in long-term notes receivable and other assets, which were offset by a net reduction of $115.9 million in long-term obligations, and capital expenditures and increases in cable distribution fees and intangible assets of $48.0 million. The increase in working capital from December 31, 1993, to June 30, 1994, primarily relates to net earnings adjusted for non-cash items of $27.5 million, proceeds from the issuance of Common Stock upon the exercise of employee and cable operator stock options of $4.0 million and a $127.4 million net decrease in long-term notes receivable and other assets, which were offset by a net reduction of $85.7 million in long-term obligations, and capital expenditures and increases in cable distribution fees and intangible assets of $41.6 million.

     Accounts receivable increased to $29.3 million at June 30, 1994, from $15.3 million at June 30, 1993, and from $27.8 million at December 31, 1993. The primary reason for the increase is "FlexPay" sales which resulted in accounts receivable totaling $17.9 million at June 30, 1994, compared to $4.8 million and $15.3 million at June 30, 1993, and December 31, 1993, respectively. The Company's financing of "FlexPay" accounts receivable has not had a significant impact on its liquidity position.

     Receivables from customer sales using the Company's private label credit card are sold to a third party under a non-recourse financing arrangement. The financial impact of this financing arrangement is similar to customer purchases on other third party cards.

     On August 1, 1994, SKC repaid the outstanding principal and accrued interest of $129.7 million on its obligation to the Company, which bore interest at 9.5%. On the same date, the Company repaid the remaining $85.0 million outstanding balance on its Senior Term Loans. As a result of the above repayments, the Company's interest income and interest expense are expected to decline in future periods and its cash position has been significantly improved. Under terms of affiliation agreements with SKC, the broadcast stations are still obligated to carry the Company's programming until December 1997. See "Net Sales."

     Inventories decreased to $102.4 million at June 30, 1994, from $105.3 million at June 30, 1993, and from $110.9 million at December 31, 1993. The inventory balance is net of a reserve of $21.8 million at June 30, 1994, which represents a decrease from $27.8 million at June 30, 1993, and from $25.2 million at December 31, 1993. The reserve decrease from June 30, 1993 and December 31, 1993 to June 30, 1994, relates primarily to the liquidation of merchandise, as discussed in "Cost of Sales." The decreases in the gross inventory balance at June 30, 1994, from June 30, 1993, and December 31, 1993, were $8.9 million and $11.9 million, respectively. Inventory levels are expected to remain relatively constant with last year's levels.

     Capital expenditures for the quarter ended June 30, 1994, were $3.6 million. These expenditures were primarily for additional telecommunications equipment, technological upgrades and development of telemarketing opportunities. The Company estimates capital expenditures will range between $6.4 and $8.4 million for the remainder of 1994.

     The Company's working capital needs and capital expenditure requirements for the quarter ended June 30, 1994, were met from funds provided by operations. Surplus funds were invested in short-term investments.

     As of July 31, 1994, the Company had $35.0 million of bank credit lines which back letters of credit and are used exclusively to facilitate inventory importation. Presentation of letters of credit by vendors results in an immediate charge to the Company's account with no interest charges incurred. Outstanding letters of credit amounted to $26.3 million at July 31, 1994, leaving $8.7 million available.

     The Company believes that its recurring working capital needs and capital expenditure requirements will continue to be met primarily through internally generated funds.

     On June 15, 1994, the Company repaid a $25.0 million term loan using available cash. During the remainder of 1994 and early 1995, management expects to pay the Company's portion of litigation settlements, the IRS settlement, as discussed in Note 6 to the Condensed Consolidated Financial Statements included herein, and cable distribution fees relating to current and potential future contracts with cable system operators to carry HSC programming. The Company intends to use available cash, internally generated funds, or its amended bank facility to meet these obligations. As discussed above, the repayment by SKC of its indebtedness to the Company and the repayment by the Company of the balance of its Senior Term Loans generated $44.0 million in additional available cash subsequent to June 30, 1994.

     In August 1994, the Company received a commitment for a $100.0 million revolving credit facility which will amend the Company's existing bank facility. Once finalized, the new bank facility would expire three years from the effective date.

     For the quarter ended June 30, 1994, the Company did not pay any cash dividends and does not anticipate paying cash dividends in the immediate future.

     As previously discussed, the Company recorded the proposed sale of the common stock of Mistix. As of June 30, 1994, Mistix assets accounted for less than 2% of consolidated total assets. The proposed sale will not have a significant impact on the financial position of the Company.

     At July 31, 1994, .7 million options to purchase the Company's common stock were outstanding and exercisable at prices ranging between $3.25 and $14.75. The exercise of such stock options would result in a cash inflow of $3.2 million to the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         HOME SHOPPING NETWORK, INC.
                                                 -------------------------------------------
                                                                (Registrant)


Dated   August 11, 1994                          /s/ GERALD F. HOGAN
         -----------------                       -------------------------------------------

                                                 Gerald F. Hogan
                                                 President and
                                                 Chief Executive Officer

Dated   August 11, 1994                          /s/ KEVIN J. McKEON
         -----------------                       -------------------------------------------
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