Form 10-Q
period 1994-09-30
HOME SHOPPING NETWORK INC
filed 1994-11-10
CIK 791024

                                    [LOGO]
                                     HOME
                                   SHOPPING
                                   NETWORK

                                   FORM 10-Q

                             For the Quarter Ended
                               September 30, 1994

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------

                                   FORM 10-Q
              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1994

                                       OR

            / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from        to

                         Commission file number 1-9118
                                ---------------

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

     Total number of shares of outstanding stock (net of shares held in treasury) as of November 1, 1994:

                Common stock.....................................   74,418,629
                Class B common stock.............................   20,000,000

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

- - -------------------------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                -----------------------     ---------------------
                                                  1994           1993         1994         1993
- - -------------------------------------------------------------------------------------------------
                                                      (In thousands, except per share data)
NET SALES.....................................  $276,612       $260,462     $824,832     $750,147
Cost of sales.................................   178,992        170,340      533,410      510,944
                                                --------       --------     --------     --------
          Gross profit........................    97,620         90,122      291,422      239,203
                                                --------       --------     --------     --------
Operating expenses:
  Selling and marketing.......................    36,529         34,729      113,775       98,765
  Engineering and programming.................    24,721         23,453       73,754       68,874
  General and administrative..................    18,184         25,017       58,572       70,322
  Depreciation and amortization...............     7,594          6,600       20,621       18,190
                                                --------       --------     --------     --------
                                                  87,028         89,799      266,722      256,151
                                                --------       --------     --------     --------
          Operating profit (loss).............    10,592            323       24,700      (16,948)
Other income (expense):
  Interest income.............................     1,696          3,381        8,773       10,234
  Interest expense............................      (779)        (2,310)      (4,955)      (8,851)
  Miscellaneous...............................     1,163            526       (1,089)      (2,683)
                                                --------       --------     --------     --------
                                                   2,080          1,597        2,729       (1,300)
                                                --------       --------     --------     --------
Earnings (loss) before income taxes and
  extraordinary item..........................    12,672          1,920       27,429      (18,248)
Income tax expense (benefit)..................     5,323            805       11,521       (4,384)
                                                --------       --------     --------     --------
Earnings (loss) before extraordinary item.....     7,349          1,115       15,908      (13,864)
Extraordinary item -- loss on early
  extinguishment of long-term obligations, net
  of taxes....................................      (924)            --         (924)      (7,242)
                                                --------       --------     --------     --------
NET EARNINGS (LOSS)...........................  $  6,425       $  1,115     $ 14,984     $(21,106)
                                                ========       ========     ========     ========
Earnings (loss) per common share:
  Earnings (loss) before extraordinary item...  $    .08       $    .01     $    .17     $   (.16)
  Extraordinary item, net.....................      (.01)            --         (.01)        (.08)
                                                --------       --------     --------     --------
  Net earnings (loss).........................  $    .07       $    .01     $    .16     $   (.24)
                                                ========       ========     ========     ========
Weighted average shares outstanding...........    95,053         94,769       95,094       90,401
                                                ========       ========     ========     ========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

- - -------------------------------------------------------------------------------------------------
                                                               SEPTEMBER 30,
                                                           ---------------------     DECEMBER 31,
ASSETS                                                       1994         1993           1993
- - -------------------------------------------------------------------------------------------------
                                                                       (In thousands)
CURRENT ASSETS
Cash and cash equivalents................................  $ 43,666     $ 24,250       $ 35,566
Accounts and notes receivable, net.......................    44,709       14,342         27,849
Note and interest receivable from related party..........        --        5,606          5,707
Inventories, net.........................................   117,706      105,418        110,930
Deferred income taxes....................................    23,252       24,254         29,279
Other, net...............................................    13,156        8,782          8,070
                                                           --------     --------     ------------
          Total current assets...........................   242,489      182,652        217,401

PROPERTY, PLANT AND EQUIPMENT, AT COST
Computer and broadcast equipment.........................   105,315      106,360        107,439
Buildings and leasehold improvements.....................    73,698       70,739         71,283
Furniture and other equipment............................    43,115       47,714         48,091
                                                           --------     --------     ------------
                                                            222,128      224,813        226,813
  Less accumulated depreciation and amortization.........   112,724      100,707        105,777
                                                           --------     --------     ------------
                                                            109,404      124,106        121,036
Land.....................................................    17,915       17,645         17,708
Construction in progress.................................     4,700        2,505          2,626
                                                           --------     --------     ------------
                                                            132,019      144,256        141,370
OTHER ASSETS
Note receivable from related party (net of current
  maturity)..............................................        --      127,805        126,597
Cable distribution fees, net.............................    56,644           --             --
Long-term investment.....................................    10,000        7,764         10,000
Intangible assets, net...................................     7,706        2,571          2,658
Other assets.............................................     1,420        3,581          3,117
                                                           --------     --------     ------------
                                                             75,770      141,721        142,372
                                                           --------     --------     ------------
                                                           $450,278     $468,629       $501,143
                                                           ========     ========     ==========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

- - -------------------------------------------------------------------------------------------------
                                                               SEPTEMBER 30,
                                                           ---------------------     DECEMBER 31,
          LIABILITIES AND STOCKHOLDERS' EQUITY               1994         1993           1993
- - -------------------------------------------------------------------------------------------------
                                                                       (In thousands)
CURRENT LIABILITIES
Current maturities of long-term obligations..............  $  1,710     $ 25,327       $ 25,345
Accounts payable.........................................    99,867       81,862         88,858
Accrued liabilities:
  Cable distribution fees ($35,609 to related parties)...    40,218           --             --
  Litigation settlements.................................    14,450           --         16,000
  Sales returns..........................................    12,677       12,015         13,632
  Sales taxes............................................     6,709        9,013          9,481
  Other..................................................    40,265       41,272         40,446
Income taxes payable.....................................     5,705       10,674         15,586
                                                           --------     --------     ------------
          Total current liabilities......................   221,601      180,163        209,348
LONG-TERM OBLIGATIONS (net of current maturities)........     2,706       87,166         86,927
DEFERRED INCOME TAXES....................................     6,444        7,654          8,314
COMMITMENTS AND CONTINGENCIES............................        --           --             --
STOCKHOLDERS' EQUITY
Preferred stock -- $.01 par value; authorized 500,000
  shares, no shares issued and outstanding...............        --           --             --
Common stock -- $.01 par value; authorized 150,000,000
  shares, issued 77,515,329 and 72,289,106 shares at
  September 30, 1994 and 1993, respectively, and
  76,172,890 shares at December 31, 1993.................       775          723            762
Class B -- convertible common stock -- $.01 par value;
  authorized, issued and outstanding, 20,000,000 and
  24,159,456 shares at September 30, 1994 and 1993,
  respectively, and 20,559,456 shares at December 31,
  1993...................................................       200          242            206
Additional paid-in capital...............................   166,499      156,774        160,371
Retained earnings........................................    67,767       54,458         52,783
Treasury stock -- 3,105,700 common shares, at cost.......   (14,027)     (14,027)       (14,027)
Unearned compensation....................................    (1,687)      (4,524)        (3,541)
                                                           --------     --------     ------------
                                                            219,527      193,646        196,554
                                                           --------     --------     ------------
                                                           $450,278     $468,629       $501,143
                                                           ========     ========     ==========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

- - ------------------------------------------------------------------------------------------------------------------
                                            CLASS B
                                          CONVERTIBLE   ADDITIONAL
                                 COMMON     COMMON       PAID-IN     RETAINED    TREASURY     UNEARNED
                                 STOCK       STOCK       CAPITAL     EARNINGS     STOCK     COMPENSATION    TOTAL
- - ------------------------------------------------------------------------------------------------------------------
                                                                   (In thousands)
BALANCE AT JANUARY 1, 1993.....   $671       $ 242       $115,846    $  75,564   $(14,027)    $ (8,147)    $170,149
Income tax benefit related to
  executive stock award program
  and stock options
  exercised....................     --          --          9,601           --         --           --        9,601
Expense related to executive
  stock award program..........     --          --             --           --         --        4,632        4,632
Issuance of common stock upon
  exercise of stock options....     52          --         30,303           --         --           --       30,355
Unearned compensation related
  to executive stock award
  program......................     --          --          1,009           --         --       (1,009)          --
Issuance of common stock upon
  conversion of debentures.....     --          --             15           --         --           --           15
Net loss for the nine months
  ended September 30, 1993.....     --          --             --      (21,106)        --           --      (21,106)
                                 ------      -----      ----------   ---------   --------   ------------   --------
BALANCE AT SEPTEMBER 30,
  1993.........................   $723       $ 242       $156,774    $  54,458   $(14,027)    $ (4,524)    $193,646
                                 ======== ==========    =========    =========   =========  ============   =========

BALANCE AT JANUARY 1, 1994.....   $762       $ 206       $160,371    $  52,783   $(14,027)    $ (3,541)    $196,554
Income tax benefit related to
  executive stock award program
  and stock options
  exercised....................     --          --          1,840           --         --           --        1,840
Expense related to executive
  stock award program..........     --          --             --           --         --        1,854        1,854
Issuance of common stock upon
  exercise of stock options....      7          --          4,288           --         --           --        4,295
Conversion of Class B common
  stock to common stock........      6          (6)            --           --         --           --           --
Net earnings for the nine
  months ended September 30,
  1994.........................     --          --             --       14,984         --           --       14,984
                                 ------      -----      ----------   ---------   --------   ------------   --------
BALANCE AT SEPTEMBER 30,
  1994.........................   $775       $ 200       $166,499    $  67,767   $(14,027)    $ (1,687)    $219,527
                                 ======== ==========    =========    =========   =========  ============   =========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

- - ----------------------------------------------------------------------------------------------
                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                       -----------------------
                                                                         1994          1993
- - ----------------------------------------------------------------------------------------------
                                                                           (In thousands)
Cash flows from operating activities:
Net earnings (loss)..................................................  $  14,984     $ (21,106)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
  Depreciation and amortization......................................     18,630        18,190
  Amortization of cable distribution fees............................      1,991            --
  Deferred income taxes..............................................      4,157        (9,737)
  Inventory carrying value adjustment................................     (3,155)       13,735
  Loss on disposition of wholly-owned subsidiary.....................      2,854            --
  Common stock and stock appreciation rights issued for services
     provided........................................................        691         5,455
  Provision for losses on accounts and notes receivable..............        227          (124)
  (Gain) loss on sale of assets......................................        102          (270)
  Equity in (earnings) losses of unconsolidated affiliates...........        (51)          567
  Loss on retirement of long-term obligations........................      1,491        11,637
  Liquidation of joint venture operation.............................         --           722
  Change in current assets and liabilities:
     Increase in accounts receivable.................................    (10,543)       (1,931)
     (Increase) decrease in interest receivable from related party...      1,039        (1,048)
     Increase in inventories.........................................     (3,621)         (100)
     Increase in other current assets................................     (5,837)       (1,887)
     Increase in accounts payable....................................     11,009        19,687
     Increase in accrued liabilities and income taxes payable........     27,882         7,659
  Increase in cable distribution fees................................    (58,635)           --
                                                                       ---------     ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES..................      3,215        41,449
                                                                       ---------     ---------
Cash flows from investing activities:
  Proceeds from long-term notes receivable...........................    131,587         3,281
  Capital expenditures...............................................    (13,000)      (12,825)
  Increase in intangible assets......................................     (3,789)       (1,505)
  (Increase) decrease in notes receivable and other..................     (5,708)          393
  Proceeds from sale of assets.......................................      2,259           506
  Increase in long-term investment...................................         --          (539)
                                                                       ---------     ---------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES........    111,349       (10,689)
                                                                       ---------     ---------
Cash flows from financing activities:
  Principal payments on and redemption of long-term obligations......   (110,759)     (206,286)
  Proceeds from issuance of common stock.............................      4,295        30,355
  Proceeds from unsecured credit facility............................         --       150,000
                                                                       ---------     ---------
          NET CASH USED IN FINANCING ACTIVITIES......................   (106,464)      (25,931)
                                                                       ---------     ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS............................      8,100         4,829
Cash and cash equivalents at beginning of period.....................     35,566        19,421
                                                                       ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................  $  43,666     $  24,250
                                                                       =========     =========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

     The interim Condensed Consolidated Financial Statements of Home Shopping Network, Inc. and Subsidiaries (the "Company") are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 1993, the four months ended December 31, 1992 and the year ended August 31, 1992. Certain amounts in the Condensed Consolidated Financial Statements for the nine month period ended September 30, 1993 have been reclassified to conform to the 1994 presentation.

     In the opinion of the Company, all adjustments necessary for a fair presentation of such Condensed Consolidated Financial Statements have been included. Such adjustments consist of normal recurring items and nonrecurring items discussed in Notes I and K. Interim results are not necessarily indicative of results for a full year. The interim Condensed Consolidated Financial Statements and Notes thereto are presented as permitted by the Securities and Exchange Commission ("SEC") and do not contain certain information included in the Company's annual Consolidated Financial Statements and Notes thereto.

NOTE B -- ACCOUNTS AND NOTES RECEIVABLE, NET

     On August 16, 1994, the Company loaned $5.0 million, the maximum available under the terms of an unsecured line of credit agreement, dated July 31, 1992, to its former wholly-owned subsidiary, Precision Systems, Inc. This amount, together with accrued interest at the rate of 1% over prime, is due on July 31, 1995.

NOTE C -- NOTE AND INTEREST RECEIVABLE FROM RELATED PARTY

     On August 1, 1994, Silver King Communications, Inc. ("SKC") repaid the outstanding principal and accrued interest of $129.7 million on its obligation to the Company. On the same date, the Company repaid the remaining $85.0 million outstanding balance on its Senior Term Loans. The original terms of the loan to SKC provided for principal repayments through December 2007 along with interest at 9.5% per annum on any unpaid principal amounts.

NOTE D -- CABLE DISTRIBUTION FEES

     During the nine months ended September 30, 1994, the Company committed to long-term cable contracts which provide for payments of distribution fees to cable system operators totaling $58.6 million, representing carriage to 12.8 million cable subscribers. These fees are amortized to expense, on a straight-line basis, over the term of the respective contracts which range from 5 to 15 years. This amortization totaled $2.0 million for the nine months ended September 30, 1994.

NOTE E -- LONG-TERM INVESTMENT

     The Company has a $10.0 million investment consisting of 100,000 shares of Series A non-voting preferred stock, $.01 par value, of The National Registry Inc. ("NRI"); which is accounted for under the cost method. This investment is convertible into 6.0 million shares of NRI common stock at the Company's option, however, conversion to common stock is automatic in the event that cumulative gross revenues for NRI reach $15.0 million. Two of the Company's executive officers serve as directors of NRI. J. Anthony Forstmann, a director of the Company, is Co-Chairman, President, Chief Executive Officer and principal owner of NRI and had voting rights with respect to 62.1% of NRI's common stock as of October 17, 1994.

     NRI's management has recently indicated that it believes the adequacy of cash resources and the ability to maintain and/or continue operations, will be dependent upon NRI's ability to achieve sales and obtain additional capital to continue, among other things, the development, testing and marketing of its products.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

Furthermore, NRI's management has indicated that there is no guarantee that such additional funds will be available on terms acceptable to NRI, if at all.

     An accurate valuation of the NRI investment is not readily determinable. At certain times during the quarter, multiplying the trading price of the common stock by the number of underlying common shares resulted in an amount that was less than the cost of the Company's investment. Using this valuation method, at November 8, 1994, the value of the investment exceeded cost by $3.3 million. Because the Company's investment would convert to common shares, representing 23.3% of NRI's outstanding common stock, the Company might not be able to sell its holdings without adversely affecting the market price of the common stock. Therefore, the amount realized in the event of a sale by the Company may be less than market value.

     Based upon information currently available, management is unable to form an opinion as to whether the market decline, discussed above, was other than temporary. As such, no valuation allowance has been provided in the accompanying Condensed Consolidated Financial Statements. The maximum exposure on the NRI investment is the $10.0 million carrying value. Management of the Company is continuing to evaluate the carrying value of the NRI investment.

NOTE F -- BUSINESS COMBINATION

     On September 1, 1994, a wholly-owned subsidiary of the Company purchased all the outstanding shares of Internet Software, Inc. ("ISN") for a total of $5.0 million consisting of cash and $2.9 million of notes payable. The purchase method of accounting was used to account for this business combination. Goodwill acquired in connection with this transaction is being amortized over three years.

     Operations include the results of ISN from its acquisition date. The results of operations prior to the date of acquisition, were not significant to the Company's consolidated results of operations and therefore pro forma effects are not presented.

NOTE G -- RELATED PARTY TRANSACTIONS

     Included in "Accrued liabilities -- Cable distribution fees" is $35.6 million payable to companies that are related to the Company through their ownership interest, voting control, board members or common ownership. A total of $8.3 million is payable in October 1994, and the remaining $27.3 million is payable by April 1995. Under these agreements, the cable distribution fees at September 30, 1994, of $39.1 million, are amortized over periods ranging from 10 to 15 years, and relate to carriage to 8.2 million cable subscribers.

     On September 23, 1994, RMS Limited Partnership, a Nevada limited partnership ("RMS"), and Liberty Media Corporation ("Liberty") entered into an Option Amendment Agreement (the "Option Amendment") which amended the irrevocable assignable option for Liberty to purchase from RMS 2.0 million shares of Class B common stock of SKC for $2.0 million plus interest from February 11, 1993. Under the Option Amendment, RMS agreed to extend the exercise period of the option agreement to February 11, 1999. RMS and Liberty further agreed to amend, among other terms, the exercise price to $1.25 per share through February 11, 1995, with such exercise price increasing in the amount of $.25 each year thereafter.

     On August 4, 1994, Liberty and Tele-Communications, Inc. ("Old TCI") consummated a business combination resulting in Old TCI and Liberty becoming wholly-owned subsidiaries of a newly formed holding company, which has been renamed Tele-Communications, Inc. ("New TCI"). Consequently, New TCI beneficially owns 79.3% of the voting power of the Company.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE H -- COMMITMENTS AND CONTINGENCIES

  1.  Litigation

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

     The Company is a defendant in a number of other class action lawsuits. The Company has agreed to settlements in these lawsuits, but they are subject to certain contingencies, including court approval. In 1993, the Company recorded $13.0 million in litigation expense to cover anticipated costs related to such settlements.

     The Company is also involved in various other lawsuits either as plaintiff or defendant. In the opinion of management, the ultimate outcome of these other lawsuits should not have a material impact on the Company's liquidity, results of operations or financial condition.

  2.  Credit Facility

     On August 30, 1994, the Company's revolving credit facility was amended and increased from $40.0 million to $100.0 million expiring on August 30, 1997. Borrowings under the credit facility may be used for general corporate purposes. The interest rate on borrowings under the credit line is tied to LIBOR plus a margin based on the Company's total debt to operating cash flow ratio. Restrictions contained in the credit agreement include maintenance of various financial covenants and ratios. At November 10, 1994, the entire $100.0 million credit facility remained available.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE I -- OTHER INCOME (EXPENSE)

     Miscellaneous expense for the nine month period ended September 30, 1994, includes a $2.9 million loss on the sale of the common stock of the Company's former wholly-owned subsidiary, HSN Mistix Corporation.

     Miscellaneous expense for the nine month period ended September 30, 1993, includes nonrecurring costs of $2.6 million for inventory contributed to charity and additional costs totaling $1.2 million, relating to the curtailment of a joint venture operation.

NOTE J -- INCOME TAXES

     The Internal Revenue Service ("IRS") conducted examinations of the Company's federal income tax returns for fiscal years 1986 through 1989 and proposed various adjustments. On June 8, 1994, the Company and the IRS agreed to settle all of the outstanding issues with the exception of the deductibility of royalty payments made to a then related party. In August 1994, the Company paid the assessments related to all the issues except royalty payments, totaling $15.0 million including interest, covering all taxable periods through August 31, 1993. These assessments had previously been accrued.

     On September 9, 1994, the IRS issued a statutory Notice of Deficiency for fiscal years 1986 through 1989 related to the royalty payments issue. The Company believes it has meritorious positions regarding the deductibility of these payments and is currently studying its various alternatives, but has made an adequate provision for this issue.

     The Company's federal income tax returns for fiscal years 1990 and 1991 are currently under examination by the IRS. No proposed adjustments relating to such years, other than those discussed above, have been brought to management's attention.

NOTE K -- EXTRAORDINARY ITEM -- LOSS ON EARLY EXTINGUISHMENT OF LONG-TERM OBLIGATIONS

     For the quarter and nine month periods ended September 30, 1994, the Company recognized an extraordinary loss of $.9 million, net of an income tax benefit of $.6 million, on the early extinguishment of the entire $85.0 million outstanding balance of senior unsecured term loans, which had original maturities through January 1998.

     There was no early extinguishment of long-term obligations during the three month period ended September 30, 1993. For the nine month period ended September 30, 1993, the Company recognized an extraordinary loss, totaling $7.2 million, net of an income tax benefit of $4.4 million, on the early extinguishment of $160.2 million of long-term obligations.

NOTE L -- EARNINGS (LOSS) PER COMMON SHARE

     The computation of primary earnings (loss) per common share is based on the weighted average number of outstanding shares of common stock for all periods presented. Primary earnings per common share for the three and nine month periods ended September 30, 1994 and the three month period ended September 30, 1993, also include common stock equivalents based on the weighted average balance outstanding. Fully diluted earnings (loss) per common share did not differ significantly from primary earnings (loss) per common share in any period.

NOTE M -- STATEMENTS OF CASH FLOWS

     For purposes of reporting cash flows, cash and cash equivalents include cash and short-term investments. Short-term investments consist primarily of auction preferred shares, money market funds and repurchase agreements with maturities of less than 91 days.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

Supplemental disclosures of cash flow information:

- - ----------------------------------------------------------------------------------------------
                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         ---------------------
                                                                          1994          1993
- - ----------------------------------------------------------------------------------------------
                                                                            (In thousands)
CASH PAID FOR:
  Interest.............................................................  $ 5,839       $10,969
  Income taxes.........................................................   15,064         2,809
CASH RECEIVED FOR INCOME TAX REFUND....................................      227            --

     During the quarter ended September 30, 1994 the Company issued notes payable in connection with a business combination, as discussed in Note F.

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

A.  CONSOLIDATED RESULTS OF OPERATIONS

     The following discussion presents the material changes in the consolidated results of operations of the Company which have occurred in the third quarter and first nine months of 1994, compared with the same periods in 1993. Reference should also be made to the Condensed Consolidated Financial Statements included herein.

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

     For the quarter and nine month periods ended September 30, 1994, net sales for the Company increased $16.1 million, or 6.2%, to $276.6 million from $260.5 million and $74.7 million, or 10.0%, to $824.8 million from $750.1 million, respectively, compared to the same periods in 1993. Net sales of HSC increased $18.1 million, or 7.5%, and $73.3 million, or 10.6%, for the quarter and nine months ended September 30, 1994. HSC's sales reflect increases of 29.6% and 23.2% in the number of packages shipped for the quarter and nine months ended September 30, 1994, respectively, while the average price per unit sold decreased in both 1994 periods compared to the same periods in 1993. In addition, sales through the Company's retail outlets for the quarter and nine months ended September 30, 1994, increased $1.7 million and $5.9 million, respectively, compared to the same periods last year. The increases for the quarter and nine months ended September 30, 1994 were primarily offset by declines in sales of $4.4 million and $6.2 million, respectively, attributable to the sale in the second quarter of 1994 of the Company's former wholly-owned subsidiary, HSN Mistix Corporation ("Mistix"). The sale of Mistix should not have a significant impact on the Company's net sales or results of operations in future periods.

     The sales increases in the quarter and nine month periods ended September 30, 1994, compared to the same periods last year are the continuation of a trend that began in the latter part of the third quarter of 1993. However, it should be noted that sales for the quarter and nine months ended September 30, 1993, were down $1.2 million, or .5%, and $44.5 million, or 5.6%, respectively, from the comparable 1992 periods. Nonetheless, management believes that 1994 sales levels have been positively affected by several factors, most significantly the addition of new cable subscribers beginning in September 1993 as a result of the "must carry" provisions of the cable re-regulation law, as further discussed below. An additional factor is the improvements initiated during 1993 in the merchandising management and sales philosophy of HSC. Ongoing programs to increase sales include the "FlexPay" program, which allows customers to pay for purchases in several equal installments, changes in show host training and scheduling, enhanced use of sales promotions and a private label credit card which offers customer incentives. Sales increases from ongoing programs were partially offset by higher sales discounts, which increased to 2.7% and 2.6% of HSC sales for the quarter and nine months ended September 30, 1994, respectively, from 1.4% and 1.7% compared to the same periods in 1993.

     The Company is taking other steps which are designed to improve sales and gross profit margins and to reduce merchandise return rates. Since June 30, 1994 the Company has appointed new senior management personnel with expertise in merchandising. The Company is also evaluating new product sources and programs to boost customer loyalty including a greater variety of products and exclusive brands.

     For the quarter ended September 30, 1994, the merchandise return percentage increased to 22.9% from 21.0%, compared to the same period in 1993. In addition, the merchandise return percentage for the quarter ended September 30, 1994, increased from 21.0% for the second quarter of 1994, reflecting a trend of increased returns in recent months in jewelry and electronics merchandise categories which typically experience higher rates of return than other merchandise categories. Management is evaluating the product mix and is taking other steps in the area of merchandising, as discussed above, in an attempt to reduce the merchandise return rate. However, a change in product mix and merchandising, if and when implemented, could also have an effect on sales volume and gross profit. For the nine month period ended September 30, 1994, the merchandise return percentage decreased to 22.2% from 22.5%, compared to the same period in 1993. This decrease is primarily attributable to an unusually high merchandise return percentage experienced in the first quarter of 1993.

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

     Cable television systems and affiliated broadcast television stations broadcast HSC programming under affiliation agreements. The Company seeks to increase the number of cable systems and broadcast television stations that televise HSC programming while evaluating the expected profitability of each contract.

     On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). The mandatory broadcast signal carriage or "must carry" provisions of the 1992 Cable Act require cable system operators to carry the signals of local commercial and noncommercial broadcast television stations. The Federal Communications Commission (the "FCC") adopted rules to implement these "must carry" provisions and, on July 2, 1993, the FCC extended "must carry" eligibility to television stations that are predominantly utilized for the transmission of sales presentations or program length commercials, which would include shop-at-home programs such as those transmitted by HSC. Litigation has been initiated challenging, among other matters, the constitutionality of the mandatory broadcast signal carriage requirements of the 1992 Cable Act. On April 8, 1993, the federal district court for the District of Columbia upheld the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. In a multi-opinion decision released on June 27, 1994, the U.S. Supreme Court declined to rule on the constitutionality of the "must carry" rules. Instead, the Supreme Court remanded the case to the District Court to permit development of a full, factual record concerning the need for these rules. Pending judicial resolution, the "must carry" rules remain in effect. Therefore, the HSN 2 programming carried by HSC's broadcast affiliates is being retransmitted by cable operators located within the broadcast markets.

     During the nine months ended September 30, 1994, due to the possibility of "must carry" being found unconstitutional, the Company embarked on an aggressive campaign to bring the "must carry" households under contract, by volunteering to pay commissions to cable operators retransmitting HSN 2. As an additional contract incentive, the Company offered to make payments of cable distribution fees, primarily consisting of up-front payments, based on the number of subscribers committed to the contract by the cable operator. In exchange for these payments, the Company required significant long-term commitments of up to fifteen years, with an average term of ten years, for the current programming carriage and additional carriage of HSC's HSN 1 programming. Such payments are being amortized, on a straight-line basis, over the lives of the contracts. See "Depreciation and Amortization" and "Financial Position, Liquidity and Capital Resources." Most of this new carriage will be in place by year end.

     Management believes that providing incentive compensation to cable operators, such as that described above, has been a factor in securing program carriage. HSC has, in certain markets, also guaranteed a minimum level of commissions or performance bonus commissions based upon the sales levels of HSC programming in the cable operator's franchise area.

     During the twelve months ended September 30, 1994, cable television households capable of receiving HSC programming increased by 6.2 million, or 19.5%, to 38.0 million unduplicated cable households. This growth was achieved primarily through increased cable system carriage of signals transmitted by the Company's broadcast affiliates due to the implementation of "must carry" beginning in September 1993. As a result, the number of homes classified as cable television households increased and the number classified as broadcast households declined. Because HSC programming is now on a cable channel line-up, these former broadcast households can now more easily access the HSC programming.

     During the same period, broadcast television households, in areas unduplicated by HSC cable television households, decreased by 3.3 million, or 12.2%, to 23.9 million households. This decrease was primarily attributable to the shift in classification of 4.6 million households from broadcast to cable. This decrease was offset, in part, by an increase of 1.0 million broadcast television households due to changes in the composition of HSC's affiliated broadcast television station group, and an increase of .3 million households in the updated Nielsen household counts in the areas in which HSC broadcasts. In addition, as of September 30, 1994, HSC's programming was available to 3.8 million households with satellite dish receivers.

     Broadcast affiliation agreements generally call for fixed hourly payments to stations for broadcasting HSC's programming. With the exception of the agreements with broadcast television stations owned and operated by Silver King Communications, Inc. ("SKC"), HSC may, with proper notice, raise or lower the hourly rate, however, the affiliated station may cancel the agreement upon such a change. The affiliation agreements with SKC expire in December 1997 but are automatically renewable at SKC's option for a five-year term, unless written notice is given at least 18 months prior to the expiration date. As discussed in Note C to the Condensed Consolidated Financial Statements, included herein, and in "Financial Position, Liquidity and Capital Resources," SKC repaid its loan from the Company with proceeds from a bank loan. SKC's bank loan agreement provides that cancellation, suspension or termination of any affiliation agreement is an event of default. The Company is not a party to such loan agreement and, therefore, would not be entitled to enforce such restrictive provisions.

     During the remainder of 1994, 1.2 million cable subscribers, or 3.2% of the total number of unduplicated cable households receiving HSC programming, exclusive of "must carry" subscribers, are subject to termination or renewal. The Company is pursuing both renewals and additional cable television system contracts, but channel availability, competition, cost of carriage and cable re-regulation are some of the factors affecting the negotiations for cable television system contracts. Although management cannot determine the percentage of expiring contracts that will be renewed or the number of households that will be added through new contracts, management believes that a majority of the contracts will be renewed.

     Market penetration typically lags behind increases in carriage. As a result of the increase in carriage in 1993, the Company has seen a slight improvement of market penetration. As the new households mature, the Company expects market penetration to improve, but there can be no assurance that this will occur.

     The Company is evaluating new marketing programs aimed at increasing consumer awareness of HSC programming to further improve market penetration.

     In the quarter ended September 30, 1994, the Company announced the commencement of two ventures: one, HSN Direct Joint Venture, is producing and airing infomercials, and the other is testing a new television shopping program in conjunction with another cable programmer. Also in the quarter ended September 30, 1994, the Company expanded its role in computer on-line interactive shopping through the acquisition of Internet Software, Inc. ("ISN") which markets merchandise over the Internet. The Company intends to expand this service. In addition, in October 1994, the Company launched two on-line stores over interactive on-line computer services. Recently, the Company determined that it would delay the launch of its new shopping service, Television Shopping Mall, until mid to late 1995. The Company is also engaged in discussions with various entities to explore other new business opportunities. The pursuit of these potential business opportunities may include the creation of new business entities, development and distribution of broadcast and cable television programming, changes in the Company's broadcast relationships and/or expansion in the carriage of the Company's programming by operators of cable television systems. There can be no assurance that the Company will be able to reach agreements with the necessary parties to pursue these business opportunities. As in the past, the Company intends to continue to explore ways to develop and enhance its business. Accordingly, it will continue to discuss various business opportunities with media, cable programming, broadcast television, cable television, retail and entertainment entities and continue to take steps it believes will enhance its core business. However, the impact of these actions on the Company's business cannot be determined.

COST OF SALES

     For the quarter and nine month periods ended September 30, 1994, cost of sales increased $8.7 million, or 5.1%, to $179.0 million from $170.3 million and $22.5 million, or 4.4%, to $533.4 million from $510.9 million, respectively, compared to the same periods in 1993. As a percentage of net sales, cost of sales decreased to 64.7% from 65.4% and to 64.7% from 68.1% for the quarter and nine months ended September 30, 1994, respectively, compared to the same periods in 1993.

     Cost of sales of HSC increased $10.0 million and $24.8 million, for the quarter and nine months ended September 30, 1994, respectively. As a percentage of HSC sales, cost of sales decreased to 66.5% from 67.3% and to 66.4% from 69.8% for the quarter and nine month periods ended September 30, 1994, compared to the same periods in 1993.

     For the quarter ended September 30, 1994, the decrease in the consolidated and HSC's cost of sales percentages was primarily attributable to a change in product mix that included higher gross margin items. The decreases in consolidated and HSC's cost of sales percentages for the nine months ended September 30, 1994 relate primarily to an additional adjustment of $20.1 million made to HSC's inventory carrying amount in the quarter ended March 31, 1993, in connection with the change in management's merchandising philosophy. In addition, cost of sales for the Company's retail outlets for the quarter and nine month periods ended September 30, 1994, increased $.9 million and $2.7 million, respectively, compared to the same periods last year.

     The remaining decreases in cost of sales for the quarter and nine month periods ended September 30, 1994, compared to the same periods in 1993, are primarily attributable to the sale of Mistix, as discussed in "Net Sales."

OPERATING EXPENSES

     For the quarter and nine month periods ended September 30, 1994, operating expenses decreased $2.8 million, or 3.1%, to $87.0 million from $89.8 million, and increased $10.5 million, or 4.1%, to $266.7 million from $256.2 million, respectively, compared to the same periods in 1993. As a percentage of net sales, these expenses decreased to 31.5% from 34.5% and to 32.3% from 34.1% for the quarter and nine month periods ended September 30, 1994, respectively, compared to the same periods in 1993.

     The following table highlights the operating expense section from the Company's Condensed Consolidated Statements of Operations, including the dollar and percentage changes for the quarter and nine month periods ended September 30, 1994, compared to the same periods in 1993:

- - -----------------------------------------------------------------------------------------------------
                                                             OPERATING EXPENSES
                                        -------------------------------------------------------------
                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                             SEPTEMBER 30, 1994               SEPTEMBER 30, 1994
                                        ----------------------------     ----------------------------
                                          $          $          %          $          $          %
                                        AMOUNT     CHANGE     CHANGE     AMOUNT     CHANGE     CHANGE
- - -----------------------------------------------------------------------------------------------------
                                                           (In millions, except %)
Selling and marketing.................  $36.5      $ 1.8        5.2 %    $113.8     $ 15.0      15.2 %
Engineering and programming...........   24.7        1.2        5.4        73.8        4.9       7.1
General and administrative............   18.2       (6.8 )    (27.3)       58.5      (11.8)    (16.7)
Depreciation and amortization.........    7.6        1.0       15.1        20.6        2.4      13.4
                                        ------     ------                ------     ------
                                        $87.0      $(2.8 )               $266.7     $ 10.5
                                        ======     =====                 ======     ======

SELLING AND MARKETING

     For the quarter and nine month periods ended September 30, 1994, selling and marketing expenses increased $1.8 million, or 5.2%, to $36.5 million from $34.7 million, and $15.0 million, or 15.2%, to $113.8 million from $98.8 million, respectively, compared to the same periods in 1993. As a percentage of net sales, these expenses decreased to 13.2% from 13.3% and increased to 13.8% from 13.2%, for the quarter and nine month periods ended September 30, 1994, respectively, compared to the same periods in 1993.

     The major components of selling and marketing expenses are detailed below, including the dollar and percentage changes for the quarter and nine month periods ended September 30, 1994, compared to the same periods in 1993:

- - -----------------------------------------------------------------------------------------------------
                                                   CERTAIN SELLING AND MARKETING EXPENSES
                                        -------------------------------------------------------------
                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                             SEPTEMBER 30, 1994               SEPTEMBER 30, 1994
                                        ----------------------------     ----------------------------
                                          $          $          %          $          $          %
                                        AMOUNT     CHANGE     CHANGE     AMOUNT     CHANGE     CHANGE
- - -----------------------------------------------------------------------------------------------------
                                                           (In millions, except %)
Telephone, operator and customer
  service.............................  $12.9      $ 2.3       20.2 %    $39.7      $ 6.7       20.2 %
Commissions to cable system
  operators...........................   12.9        4.2       48.6       34.4       10.7       44.9
Marketing payments for cable
  advertising.........................    3.7       (4.6 )    (55.6 )     19.2       (3.8 )    (16.5 )

     Telephone, operator and customer service expenses are typically related to sales, call volume and the number of packages shipped, and for the quarter and nine month periods ended September 30, 1994, compared to the same periods last year, these expenses increased as a result of these factors. These expenses are expected to fluctuate in relation to sales, call volume and package volume in future periods.

     For the quarter and nine month periods ended September 30, 1994, commissions to cable system operators increased primarily as a result of higher sales volume, compared to the same periods in 1993. However, commissions to cable system operators increased at a higher rate than sales as a result of increased cable system carriage of signals transmitted by the Company's broadcast affiliates due to the implementation of the "must carry" provisions of the cable re-regulation law, and due to additional performance bonus commissions based upon the sales levels of HSC programming in the cable operator's franchise area, as discussed in "Net Sales." Such sales performance bonus commissions are expected to remain at these levels in future periods. In addition, cable operators which have executed affiliation agreements to carry HSN 2 are compensated for all sales of HSN 2 within their franchise areas, regardless of whether a customer's order results from watching the program via cable, satellite dish, or on a broadcast television station. Thus, with the advent of "must carry," HSC is paying commissions to cable operators in addition to the hourly affiliation payments made to broadcast television stations resulting in higher commission expense and higher total operating expenses. As a result of the above factors, cable carriage expense is expected to remain at higher levels in future periods. As discussed in "Net Sales," management believes that because HSC programming is now available on a cable channel line-up, these former broadcast households can more easily access the HSC programming.

     Marketing payments for cable advertising, primarily related to previous contractual commitments, decreased for the quarter and nine month periods ended September 30, 1994, compared to the same periods in 1993. As older agreements expire or are renegotiated and new cable carriage agreements are executed, contractual commitments to purchase cable advertising are being replaced by other forms of incentive compensation to cable operators. These include payment of cable distribution fees, as discussed in "Depreciation and Amortization," and performance bonus commissions, as discussed above. Accordingly, marketing payments are expected to continue to decrease and depreciation and amortization is expected to increase in future periods.

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

ENGINEERING AND PROGRAMMING

     For the quarter and nine month periods ended September 30, 1994, engineering and programming expenses increased $1.2 million, or 5.4%, to $24.7 million from $23.5 million, and $4.9 million, or 7.1%, to $73.8 million from $68.9 million, respectively, compared to the same periods in 1993. As a percentage of net sales, these expenses decreased to 8.9% from 9.0% and to 8.9% from 9.2%, respectively, compared to the same periods in 1993.

     Increases in expense related to additional broadcast affiliates totaled $1.1 million and $3.4 million, respectively, compared with the quarter and nine months ended September 30, 1993. In addition, under affiliation agreements with SKC, based on sales within their markets for the quarter and nine months ended September 30, 1994, the Company has accrued additional broadcast commission expense. The payment of this additional amount, however, is dependent on sales levels for the remainder of 1994.

     Broadcast costs are expected to be at these higher levels for the remainder of 1994. Moreover, as the Company develops new programming and telemarketing opportunities and attempts to expand its broadcast television reach for existing programming, overall engineering and programming expenses are expected to increase in future periods.

GENERAL AND ADMINISTRATIVE

     For the quarter and nine month periods ended September 30, 1994, general and administrative expenses decreased $6.8 million, or 27.3%, to $18.2 million from $25.0 million and $11.8 million, or 16.7%, to $58.5 million from $70.3 million, respectively, compared to the same periods in 1993. As a percentage of net sales, these expenses decreased to 6.6% from 9.6% and to 7.1% from 9.4%, respectively, compared to the same periods in 1993.

     For the quarter and nine month periods ended September 30, 1994, consulting and stockholder relations expenses decreased $1.4 million and $4.7 million, respectively, due to expenses incurred in the same periods in 1993, in connection with a merger proposal by Liberty Media Corporation ("Liberty") following the acquisition, in February 1993, of a controlling interest in the Company by a wholly-owned subsidiary of Liberty. Expenses in connection with the Company's executive stock award program, stock appreciation rights granted in 1993, reserves for potential sales tax issues, legal expense, repairs and maintenance and equipment rental decreased $4.7 million and $8.5 million for the quarter and nine month periods ended September 30, 1994, respectively, compared to the same periods in 1993. The above decreases were partially offset by increases for the quarter and nine month periods ended September 30, 1994, totaling $.2 million and $2.3 million, respectively, in payroll expense and settlement of litigation.

     Based on present circumstances, management expects general and administrative expenses to remain at these lower levels in future periods.

DEPRECIATION AND AMORTIZATION

     For the quarter and nine month periods ended September 30, 1994, depreciation and amortization increased $1.0 million, or 15.1%, to $7.6 million from $6.6 million and $2.4 million or 13.4% to $20.6 million from $18.2 million, respectively, compared to the same periods in 1993. The increases were primarily attributable to the amortization of cable distribution fees, which totaled $1.3 million and $2.0 million for the quarter and nine months ended September 30, 1994, respectively, and which are expected to total approximately $2.0 million per quarter in 1995 based on existing agreements. This amortization could increase if additional up-front payments are made in connection with new long-term cable system contracts. The balance of the increase in depreciation and amortization for the nine months ended September 30, 1994, is attributable to capital asset additions during the twelve months ended September 30, 1994. Accordingly, depreciation and amortization will be higher in future periods.

OTHER INCOME (EXPENSE)

     For the quarter and nine month periods ended September 30, 1994, the Company had net other income of $2.1 million and $2.7 million, respectively, compared to net other income of $1.6 million and net other expense of $(1.3) million for the same periods in 1993.

     Interest income decreased $1.7 million and $1.5 million for the quarter and nine months ended September 30, 1994, respectively, compared to the same periods in 1993, due to the repayment by SKC, in August 1994, of its indebtedness to the Company, as discussed in "Financial Position, Liquidity and Capital Resources." Accordingly, interest income is expected to remain at these lower levels in future periods.

     Interest expense decreased $1.5 million and $3.9 million for the quarter and nine months ended September 30, 1994, primarily relating to the repayment by the Company, in August 1994, of its remaining term loan balance, as discussed in "Financial Position, Liquidity and Capital Resources." Accordingly, interest expense will remain at these lower levels in future periods unless the Company utilizes its existing credit facility.

     For the quarter ended September 30, 1994, net miscellaneous income increased compared to the same period in 1993 primarily due to the receipt of proceeds from a lawsuit settlement totaling $.8 million. An additional $.7 million is expected to be received in the fourth quarter of 1994. For the nine months ended September 30, 1994, net miscellaneous expense includes a $(2.9) million loss on the sale of Mistix. The sale of Mistix should not have a significant impact on the Company's operating results in future periods. Net miscellaneous expense for the nine months ended September 30, 1993 includes nonrecurring costs totaling $3.8 million. See Note I to the Condensed Consolidated Financial Statements included herein.

INCOME TAXES

     The Company's effective tax rate was 42.0% for the quarters ended September 30, 1994 and 1993 and for the nine months ended September 30, 1994, and a benefit of (24.0)% for the nine months ended September 30, 1993. The Company's effective tax rate for these periods differed from the statutory rate due primarily to the amortization of goodwill and other acquired intangible assets relating to acquisitions from prior years, state income taxes and the provision for interest on adjustments proposed by the Internal Revenue Service ("IRS"), as discussed in Note J to the Condensed Consolidated Financial Statements included herein. The Company's effective tax rate is expected to vary from the statutory rate for the remainder of 1994. In 1995, the Company anticipates a decrease in its effective tax rate.

EXTRAORDINARY ITEM -- LOSS ON EARLY EXTINGUISHMENT OF LONG-TERM OBLIGATIONS

     In the quarter ended September 30, 1994, the Company repaid the remaining $85.0 million outstanding balance on its Senior Term Loans. In the nine months ended September 30, 1993, the Company refinanced and retired the remaining $143.3 million of its Senior Notes and retired the remaining $16.9 million of its 5 1/2% Convertible Subordinated Debentures. These transactions resulted in extraordinary items -- loss on early extinguishment of long-term obligations, net of taxes for the quarter and nine month periods ended September 30, 1994, and the nine month period ended September 30, 1993, as discussed in Note K to the Condensed Consolidated Financial Statements included herein.

NET EARNINGS (LOSS)

     The Company had net earnings of $6.4 million, or $.07 per share, for the quarter ended September 30, 1994, compared to net earnings of $1.1 million, or $.01 per share, for the same quarter in 1993. For the nine month period ended September 30, 1994, the Company had net earnings of $15.0 million, or $.16 per share, compared to a net loss of $(21.1) million, or $(.24) per share, in the same period in 1993. The increases in net earnings for the quarter and nine months ended September 30, 1994, were primarily attributable to increases in net sales of $16.1 million and $74.7 million, respectively, and increases in gross profit of $7.5 million and $52.2 million, respectively, compared to the same periods in 1993. As discussed in "Cost of Sales," the results for the nine months ended September 30, 1993, include an additional adjustment in the inventory carrying amount, which affected "Cost of Sales" and "Other Income (Expense)." As previously discussed, the Company has recorded the loss on the sale of the common stock of Mistix. Included in the results for the nine months ended September 30, 1994, is a pre-tax loss for Mistix of $(1.6) million. In addition, the consolidated results include extraordinary losses, net of taxes, of $(.9) million, or $(.01) per share, for both the quarter and nine month periods ended September 30, 1994, and $(7.2) million, or $(.08) per share, for the nine month period ended September 30, 1993.

SEASONALITY

     The Company believes that seasonality does impact its business but not to the same extent it impacts the retail industry in general.

B.  FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     The following table highlights various balances and ratios from the Condensed Consolidated Financial Statements included herein:

- - -------------------------------------------------------------------------------------------------
                                                                 SEPTEMBER 30,
                                                               -----------------     DECEMBER 31,
                                                                1994       1993          1993
- - -------------------------------------------------------------------------------------------------
Working capital (millions)...................................  $ 20.9     $  2.5        $  8.1
Current ratio................................................  1.09:1     1.01:1        1.04:1
Accounts receivable, net (millions)..........................  $ 44.7     $ 14.3        $ 27.8
Inventories, net (millions)..................................  $117.7     $105.4        $110.9
Inventory turnover for quarter
  (annualized for September periods only)....................    6.51       6.47          6.12
Inventory turnover for nine months
  (annualized for September periods only)....................    6.22       6.07          6.12

     The increase in working capital from September 30, 1993, to September 30, 1994, primarily relates to net earnings, adjusted for non-cash items, of $51.1 million, proceeds from the issuance of common stock upon the exercise of employee and cable operator stock options of $5.8 million and a $130.1 million net decrease in long-term notes receivable and other assets, which were offset by a net reduction of $87.4 million in long-term obligations, and capital expenditures and increases in cable distribution fees and intangible assets of $78.6 million. The increase in working capital from December 31, 1993, to September 30, 1994, primarily relates to net earnings adjusted for non-cash items of $43.7 million, proceeds from the issuance of common stock upon the exercise of employee and cable operator stock options of $4.3 million and a $130.5 million net decrease in long-term notes receivable and other assets, which were offset by a net reduction of $87.1 million in long-term obligations, and capital expenditures and increases in cable distribution fees and intangible assets of $75.4 million.

     Accounts receivable increased to $44.7 million at September 30, 1994, from $14.3 million at September 30, 1993, and from $27.8 million at December 31, 1993. The primary reason for the increase is "FlexPay" sales which resulted in accounts receivable totaling $25.8 million at September 30, 1994, compared to $3.0 million and $15.3 million at September 30, 1993, and December 31, 1993, respectively. The Company's financing of "FlexPay" accounts receivable has not had a significant impact on its liquidity position.

     Receivables from customer sales using the Company's private label credit card are sold to a third party under a non-recourse financing arrangement. The financial impact of this financing arrangement is similar to customer purchases on other third party cards.

     On August 1, 1994, SKC repaid the outstanding principal and accrued interest of $129.7 million on its obligation to the Company, which bore interest at 9.5%. On the same date, the Company repaid the remaining $85.0 million outstanding balance on its Senior Term Loans. As a result of the above repayments, the Company's cash position significantly improved and interest income and interest expense declined for the quarter and nine month periods ended September 30, 1994, and are expected to remain at current levels in future periods. Under terms of affiliation agreements with SKC, the broadcast stations are obligated to carry the Company's programming until December 1997. See "Net Sales."

     Inventories increased to $117.7 million at September 30, 1994, from $105.4 million at September 30, 1993, and from $110.9 million at December 31, 1993. The inventory balance is net of a carrying adjustment of $22.1 million at September 30, 1994, which represents a decrease from $26.8 million at September 30, 1993, and from $25.2 million at December 31, 1993. The carrying adjustment decrease from September 30, 1993 and December 31, 1993 to September 30, 1994, relates primarily to the liquidation of merchandise. The increases in the gross inventory balance at September 30, 1994, from September 30, 1993, and December 31, 1993, were $7.6 million and $3.7 million, respectively, and represent increased purchases in anticipation of the holiday season. Inventory levels are expected to increase in line with sales increases.

     Capital expenditures for the quarter ended September 30, 1994, were $5.5 million. These expenditures were primarily for additional telecommunications equipment, technological upgrades and development of telemarketing opportunities. The Company estimates capital expenditures will range between $5.0 and $6.0 million for the remainder of 1994, and between $14.0 and $16.0 million for 1995.

     The Company's working capital needs and capital expenditure requirements for the quarter ended September 30, 1994, were met from funds provided by operations. Surplus funds were invested in short-term investments.

     In August 1994, the Company paid $15.0 million, including interest, to the IRS relating to the audit settlement, as discussed in Note J to the Condensed Consolidated Financial Statements included herein, using available cash. During the remainder of 1994 and in early 1995, management expects to pay the Company's portion of certain litigation settlements, totaling $9.6 million, and cable distribution fees, currently totaling $40.2 million, relating to contracts with cable system operators to carry HSC programming. The Company intends to use available cash, internally generated funds, or its amended bank facility to meet these obligations.

     On August 30, 1994, the Company's $40.0 million revolving credit facility was amended and increased to $100.0 million, as discussed in Note H to the Condensed Consolidated Financial Statements included herein.

     As of October 31, 1994, the Company had $65.0 million of bank credit lines which back letters of credit and are used exclusively to facilitate inventory imports. Presentation of letters of credit by vendors results in an immediate charge to the Company's account with no interest charges incurred. Outstanding letters of credit amounted to $16.7 million at October 31, 1994, leaving $48.3 million available.

     For the quarter ended September 30, 1994, the Company did not pay any cash dividends and does not anticipate paying cash dividends in the immediate future.

     On September 1, 1994, a wholly-owned subsidiary of the Company purchased all the outstanding shares of ISN for a total of $5.0 million consisting of cash and $2.9 million of notes payable.

     At November 7, 1994, .7 million options to purchase the Company's common stock were outstanding and exercisable at prices ranging between $3.25 and $14.75. The exercise of such stock options would result in a cash inflow of $3.2 million to the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HOME SHOPPING NETWORK, INC.
                                                    (Registrant)


Dated  November 10, 1994                      /s/  KEVIN J. MCKEON
        ----------------------------          -----------------------------------------------
                                              Kevin J. McKeon
                                              Senior Vice President, Accounting & Finance
                                              and Treasurer
                                              (Duly Authorized Officer)

Dated  November 10, 1994                      /s/  BRIAN J. FELDMAN
        ----------------------------          -----------------------------------------------
                                              Brian J. Feldman
                                              Controller
                                              (Chief Accounting Officer)

                                    [LOGO]
                                     HOME
                                   SHOPPING
                                   NETWORK

                              INDEX TO EXHIBITS


Exhibit
Number                           Description
- - ------                           -----------

EX-27                            Financial Data Schedule
                                 (for SEC use only)