Form 10-K
HOME SHOPPING NETWORK INC
filed 1995-03-30
CIK 791024

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
               /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                      FOR THE YEAR ENDED DECEMBER 31, 1994

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
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                    TITLE OF                               NAME OF EXCHANGE
                                   EACH CLASS                             ON WHICH REGISTERED
        ----------------------------------------------------------------  -------------------
        Common Stock $.01 Par Value.....................................          NYSE

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

                          Yes  /X/             No  / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of March 13, 1995, there were outstanding 70,594,329 shares of Common Stock (net of 6,986,000 shares held in treasury) and 20,000,000 shares of Class B common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 1995 was $477,248,643.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                          Yes  / /             No  / /

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                  DOCUMENTS                                 FORM 10-K REFERENCE
    ---------------------------------------------------------------------  ---------------------
    1994 Annual Report...................................................  Part II Items 5-8
    Proxy Statement dated March 30, 1995.................................  Part III Items 10-13

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          HOME SHOPPING NETWORK, INC.

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        NO.
                                                                                      --------
PART I
  Item 1    Business................................................................      1
  Item 2    Properties..............................................................      7
  Item 3    Legal Proceedings.......................................................      8
  Item 4    Submission of Matters to a Vote of Security Holders.....................     10
PART II
  Item 5    Market for Registrant's Common Equity and Related Stockholder Matters...     11
  Item 6    Selected Financial Data.................................................     11
  Item 7    Management's Discussion and Analysis of Financial Condition and Results
            of Operations...........................................................     11
  Item 8    Consolidated Financial Statements and Supplementary Data................     11
  Item 9    Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure....................................................     11
PART III
  Item 10   Directors and Executive Officers of the Registrant......................     12
  Item 11   Executive Compensation..................................................     12
  Item 12   Security Ownership of Certain Beneficial Owners and Management..........     12
  Item 13   Certain Relationships and Related Transactions..........................     12
PART IV
  Item 14   Exhibits, Financial Statement Schedule, and Reports on Form 8-K.........     13

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

                            HOME SHOPPING CLUB, INC.

     HSC sells a variety of consumer goods and services by means of HSC's live, customer-interactive retail sales programs which are transmitted twenty-four hours a day, seven days per week, via satellite to cable television systems, affiliated broadcast television stations and satellite dish receivers. HSC's retail sales programming is currently carried on three separate networks, HSN 1, HSN 2, and HSN Spree. HSN 1 is carried by cable television systems throughout the country and is the original HSC programming network. HSN 2 is carried by broadcast television stations as well as by cable television systems which retransmit the broadcast television signal of the broadcast television stations carrying HSN 2. HSN Spree programming is available in one hour segments twenty-four hours per day, which enable broadcast and cable affiliates to air HSN Spree in available time slots that would not otherwise produce revenue for the affiliate. The Company is developing plans for combining HSN 1 and HSN 2 into a single network, to be implemented during 1995. HSN Spree will continue to be available as described above and will also replace HSN 1 where there are households currently receiving both HSN 1 and HSN 2.

     As of December 31, 1994, there were approximately 95.4 million homes in the United States with a television set, 60.0 million basic cable television subscribers and 3.8 million homes with satellite dish receivers. As of December 31, 1994, approximately 24.8 million homes throughout the United States were able to receive HSN 1 via over 1,833 cable systems. HSN 2 was broadcast at the same date via 35 full power and 9 low power broadcast television stations in areas with a total potential viewership of approximately 23.1 million households. In addition, approximately 22.5 million households were able to receive HSN 2 via approximately 850 cable systems. See "Regulatory Matters." As of December 31, 1994, HSN Spree was carried on a full- or part-time basis by 116 broadcast television stations, including certain stations that are in areas also served by cable television systems or broadcast television stations which carry HSN 1 and/or HSN 2. Approximately 3.8 million additional households also were able to receive HSN 1, HSN 2 and HSN Spree by means of satellite dish receivers.

     Approximately 8.3 million of the cable television households receiving HSC programming are considered multiple service households which receive HSN 1 and HSN 2. Most of the homes that receive HSN Spree also receive HSN 1 and/or HSN 2.

HSC'S RETAIL SALES PROGRAMMING

     HSC's electronic retail marketing and programming concept is the "Home Shopping Club" (the "Club"). The Club format is intended to promote sales and customer loyalty through a combination of information, entertainment and the creation of confidence in HSC and its products. HSC programming is divided into segments. Each segment is televised live with a show host who presents the merchandise and conveys to the viewer information relating to the product, including price, quality, features and benefits. Viewers place orders for products by calling a toll-free telephone number. Show hosts engage callers in on-air discussions regarding the Club, the currently featured product or the caller's previous experience with the Club and its products. This format creates a spontaneous and entertaining program. First-time purchasers of merchandise receive complimentary membership in the Club. HSC attempts to stimulate Club member loyalty by providing Club members with incentives to purchase additional items from the Club using, for example, the "Bargaineer" magazine which, among other features, offers discounts on HSC purchases. The Club format is used on HSN 1, HSN 2 and HSN Spree.

MEMBER SERVICES AND RETURN POLICY

     HSC believes that satisfied Club members will be loyal and will purchase merchandise from HSC on a regular basis. To help ensure Club member satisfaction, HSC has member services personnel and computerized voice response units (the "VRU System") available to handle calls relating to member inquiries. Prior to March 1995, the member services department maintained toll-free lines to assist Club members on weekdays from 8:00 a.m. to 12:00 a.m., Eastern Time. Commencing in March 1995, the member services department will operate seven days a week, twenty-four hours a day.

     As part of HSC's member services policy, a Club member may, generally within thirty days, return for any reason, any item purchased from HSC, except certain special sale items, for a full refund of the purchase price, including the original shipping and handling charges.

DISTRIBUTION, DATA PROCESSING AND TELECOMMUNICATIONS

     The Company's fulfillment subsidiaries ship merchandise purchased by Club members from warehouses located in St. Petersburg, Florida; Salem, Virginia; Waterloo, Iowa; and Reno, Nevada. Substantially all inventory is stored at the Company's four fulfillment centers prior to being offered for sale. Merchandise typically is delivered to customers within 7 to 10 business days of placing an order with HSC.

     HSN currently operates several Unisys main frame computers and has extensive proprietary data processing and order processing systems which facilitate the timely delivery of merchandise to customers. HSN's computerized systems track purchase orders, inventory, member orders, shipping records, and member payments and also enhance credit verification and authorization.

     To further facilitate the sale of merchandise to Club members, HSC installed a state-of-the-art fiber optic telephone system and switching complex which was developed for the Company in fiscal 1988. HSC also utilizes a VRU System capable of handling incoming sales calls. The VRU System provides callers with the option to place their orders by means of touch tone input or to be transferred to an operator.

PRODUCT PURCHASING AND LIQUIDATION

     HSC has purchased merchandise made to its specifications as well as merchandise from manufacturers' lines, and the overstock inventories of wholesalers. During 1994, the Company began to change its purchasing strategy in order to emphasize product sourcing, variety, development of new private label lines and name brand merchandise. The mix of products and source of such merchandise depends upon a variety of factors including price and availability.

     HSC has no long-term commitments with any of its vendors, and historically, there have been various sources of supply available for each category of merchandise sold by HSC. HSC's product offerings include: jewelry; hardgoods, which include consumer electronics, collectibles, housewares, consumables and toys; softgoods, which consist primarily of clothing; cosmetics; and other product categories. In 1994, jewelry, hardgoods, softgoods, cosmetics and other categories accounted for approximately 41%, 34%, 14%, 10% and 1%, respectively, of HSC's net sales.

     The Company liquidates merchandise through its seven outlet stores located in Florida. Merchandise that is damaged or is unsuitable for sale via the Club or the outlet stores is liquidated by the Company through traditional channels.

TRANSMISSION AND PROGRAMMING

     HSC produces retail sales programs in its studios located in St. Petersburg, Florida. These programs are distributed to cable television systems, broadcast television stations and satellite dish receivers by means of HSN's satellite uplink facilities to satellite transponders leased by HSN. Any cable television system, broadcast television station or individual satellite dish owner in the United States and the Caribbean Islands equipped with standard satellite receiving facilities is capable of receiving HSC programming.

     HSN has lease agreements securing full time use of three transponders on three domestic communications satellites. Each of the transponder lease agreements grants HSN "protected" rights. When the carrier provides services to a customer on a "protected" basis, replacement transponders (i.e., spare or unassigned transponders) on board the satellite may be used in the event the "protected" transponder fails. Should there be no replacement transponders available, the "protected" customer will displace a "preemptible" transponder customer on the same satellite. The carrier also maintains a protection satellite and should a satellite fail completely, all "protected" transponders would be moved to the protection satellite which is available on a "first fail, first served" basis.

     One transponder leased by HSN may, however, be preempted in order to satisfy the owner's obligations to provide the transponder to another lessee on the satellite in the event that the other lessee cannot be restored to service through the use of spare or reserve transponders (the "Special Termination Right").

     A transponder failure that would necessitate a move to another transponder on the same satellite would not result in any significant interruptions of service to the cable systems and/or television stations which receive HSC's programming. However, a failure that would necessitate a move to another satellite may temporarily affect the number of cable systems and/or television stations which receive HSC's programming (as well as all other programming carried on the failed satellite) because of the need to install equipment or to reorient earth stations.

     The terms of two of the leases are for the life of the satellites, which are projected to be through 2004. The term of the third lease is through December 31, 2006, subject to earlier implementation of the Special Termination Right.

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

     The Federal Communications Commission ("FCC") grants licenses to construct and operate satellite uplink facilities which transmit signals to satellites. These licenses are generally issued without a hearing if suitable frequencies are available. HSN has been granted two licenses for operation of C-band satellite transmission facilities and two licenses for operation of KU-band satellite transmission facilities on a permanent basis in Clearwater and St. Petersburg, Florida.

REGULATORY MATTERS

     On October 5, 1992, the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") was enacted into law. Among the many provisions of this new cable re-regulation law is one that mandates that cable systems carry the signals of local commercial television stations ("must carry") or, at the station's option, that cable systems and television stations negotiate a fee to be paid by cable systems for the retransmission by such cable systems of the local television station's broadcast signal. HSC's full-time broadcast affiliates have all requested "must carry" status in lieu of a retransmission fee.

     On July 2, 1993, the FCC ruled that stations predominantly used for the transmission of sales presentations or program-length commercials operate in the public interest and are entitled to "must carry" status. A Petition for Reconsideration of the FCC's ruling currently is pending before the FCC. The Company has filed an opposition to that petition.

     On April 8, 1993, a decision by the United States District Court for the District of Columbia upheld the constitutional validity of the mandatory signal carriage requirements of the 1992 Cable Act. On appeal, in a multi-opinion decision released on June 27, 1994, the Supreme Court vacated the District Court decision and remanded the case to the District Court to permit the development of a full factual record concerning the validity of the "must carry" rules. While the "must carry" rules remain in effect, HSN 2 programming carried by HSC's broadcast affiliates generally is being transmitted by cable operators located within broadcast markets. As a result of "must carry," HSC has experienced an increase in the number of cable systems that carry HSC programming.

     On September 23, 1993, the FCC adopted a Notice of Inquiry initiating a proceeding to evaluate the commercial programming practices of broadcast television stations (including stations with shop-at-home formats) and seeking comment on whether the public interest would be served by establishing limits on the amount of commercial matter broadcast by television stations. The FCC has received comments and reply comments. Although the FCC is only seeking comments at this time and has not made any proposals to limit the amount of commercialization on television stations, there can be no assurance whether or when such limitations may be forthcoming, what the nature of such limitations might be, whether they will be implemented, and what impact, if implemented, they would have on the Company.

     In November 1994, the FCC issued "going forward" rules pursuant to the 1992 Cable Act regarding the fees cable operators can charge subscribers for new programming. The going forward rules provide that cable operators can increase the charges to subscribers for new programming but must offset the charges by revenues, including sales commissions, they receive from the programmer. As a revenue provider to the cable operator, this ruling may have an adverse effect on the Company's ability to seek and maintain new cable carriage. The Company and other electronic retailing companies have filed Petitions for Reconsideration with the FCC which requests that shop-at-home programming revenues be excluded from the cable operator's offset to revenues.

AFFILIATION AGREEMENTS WITH CABLE OPERATORS

     HSC enters into affiliation agreements with cable system operators to carry HSN 1, HSN 2, HSN Spree or any combination of the programming. HSC has a standard form of affiliation agreement which has a term of five years, is automatically renewable for subsequent one year terms, and obligates the cable operator to assist the promotional efforts of HSC by carrying commercials regarding the Club and distributing HSC's marketing materials to its subscribers. The standard form of affiliation agreement provides that the cable operator will receive a commission of five percent of the net sales of merchandise sold within the cable operator's franchise area (from both cable and non-cable households). However, particularly with larger, multiple system operators, HSC has agreed to provide additional compensation arrangements. In the past this has included the purchase of advertising availabilities from cable operators on programming networks other than the Club and the establishment of commission guarantees committing HSC to a certain level of payments. Although a number of these contracts remain in effect, as a general rule, HSC is no longer entering into agreements that provide for advertising availability and commission guarantee compensation. In the past year these forms of compensation were replaced with performance bonus commissions that are intended to increase sales by rewarding the cable operators for promotional efforts which result in higher sales levels.

     During the past year, due to the possibility of "must carry" being found unconstitutional, HSC embarked on an aggressive campaign to bring the "must carry" households under contract by volunteering to pay commissions to cable operators required to retransmit HSN 2. As an additional contract incentive, HSC offered to make payments of cable distribution fees, primarily consisting of up-front payments, based on a commitment to transmit HSC programming to a certain number of subscribers. In exchange for these payments, HSC required significant long term commitments of five to fifteen years for the current programming carriage and additional carriage of HSC's HSN 1 programming. Due to HSC's success in obtaining long term carriage commitments, in the event "must carry" is ruled unconstitutional, the Company does not believe the ruling will have a material adverse impact on the Company or result in any significant loss in carriage.

     Affiliation agreements were entered into during 1994 with Satellite Systems, Inc. a wholly owned subsidiary of Tele-Communications, Inc. ("TCI") and InterMedia Partners, both related parties.

     During fiscal 1987, the Company offered certain cable operators the opportunity to participate in the 1987 Cable Operators Stock Option Plan (the "1987 Plan") in exchange for entering into an affiliation agreement with HSC. During fiscal 1994, cable operators exercised options for approximately 336,000 shares of the Company's Common Stock with an exercise price of approximately $2.0 million. All remaining unexercised options under the 1987 Plan expired in 1994.

AFFILIATION AGREEMENTS WITH BROADCAST TELEVISION STATIONS

     In July 1986, the Company initiated a program to broaden the viewership of HSC's programming services by acquiring broadcast television stations in principal television markets through Silver King Communications, Inc. ("SKC"). On December 28, 1992, the Company distributed the capital stock of SKC to the Company's shareholders, in the form of a pro rata stock dividend. Intercompany indebtedness in an amount of $135.2 million owed by SKC was converted into a secured long-term senior loan between SKC and a wholly-owned subsidiary of the Company pursuant to a loan agreement, evidenced by a promissory note, bearing interest on the unpaid principal amount at a rate of 9.5% per annum. On August 1, 1994, SKC paid, prior to scheduled maturity, the outstanding principal and accrued interest of $129.7 million on its obligation to the Company with proceeds from a bank loan. SKC's bank loan agreement provides that cancellation, suspension or termination of any existing affiliation agreement is an event of default. The Company is not a party to this loan agreement and, therefore, would not be entitled to enforce these restrictive provisions.

     Each SKC station has an affiliation agreement with HSC to carry HSC's programming through December 28, 1997. These agreements are automatically renewable at SKC's option for a five-year term, unless written notice is given by SKC at least 18 months prior to the expiration date. HSC pays an affiliation fee to SKC based on hourly rates and, upon reaching certain sales levels, commissions on net sales. Certain of the SKC stations realized commissions on net sales during 1994. SKC stations are expected to continue to receive commissions during the remaining years of their affiliation agreements if the "must carry" rules remain in effect. See "Regulatory Matters."

     SKC, through its subsidiaries, owns twelve broadcast television stations, including one television satellite station. These stations are located in many of the top markets in the United States and exclusively broadcast HSC programming, except for a portion of broadcast time which is used to provide public affairs and other non-entertainment programming and advertising inserts.

     SKC also owns 19 low power television ("LPTV") stations that broadcast HSC's programming services. LPTV stations have lower power transmitters than conventional television stations, and therefore, the broadcast signal of an LPTV station does not cover as broad a geographical area as conventional broadcast stations.

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

     As of December 31, 1994, HSC had entered into either full- or part-time affiliation agreements with 35 broadcast television stations to carry HSN 2 (including broadcast television stations owned by SKC), 71 television stations to carry HSN Spree and 54 LPTV stations (including LPTV stations owned by SKC) to carry HSN 2 or HSN Spree.

                        ADDITIONAL SUBSIDIARY BUSINESSES

     In addition to the electronic retailing business, the Company's subsidiaries are involved in mail order, insurance and other businesses complementary to electronic retailing.

     HSN Mail Order, Inc. ("Mail Order") markets a variety of merchandise through four mail order catalogs distributed to individuals on mailing lists developed by Mail Order or rented from agents. The catalogs include Home Shopping ValuesTM, Bargaineer Shopping ValuesTM, Private Showing Jewelry Values By Mail, and Stuart McGuire Men's Footwear and Accessories. Mail Order also markets a variety of products by inserting marketing materials, including its catalogs, in packages containing HSC products shipped to Club members. In addition, through its Life Way name, Mail Order markets natural vitamin and mineral supplements, over-the-counter items, health and wellness merchandise and a complete line of skin and hair products. More than 280 products are offered under the Lifeway(R) line and are marketed via HSC's programming services, mail order catalogs and continuity-based outbound telemarketing.

     Vela Research, Inc. develops and markets high technology audio and video MPEG compression/decompression products to the cable, computer and telecommunications industries.

     HSN Direct Joint Venture ("HSND") develops, produces, and markets infomercials and short form direct response spots on a national and international basis. The Company owns a majority interest in HSND.

     HSN Interactive, Inc. ("Interactive") is responsible for creating new interactive business opportunities and merchandising products via commercial on-line PC services, digital interactive TV distribution channels, and other new digital retailing vehicles, including the Internet. Internet retailing support for Interactive and other retail clients is provided by the Company's Internet Shopping Network.

     HSN Insurance, Inc. ("HSI") is a full-service insurance agency marketing a wide range of insurance products such as life, health, auto, homeowners and commercial policies to the public and Club members. Mass-marketing of other insurance and service-related products such as a private-label auto club, a legal services plan, a dental insurance plan, an extended services plan for electronics, and an appliance protection plan are also offered to Club members nationally. HSI also handles the placement of all property and liability insurance for HSN and its subsidiaries as well as employee benefits insurance products.

                                  COMPETITION

     The Company operates in a highly competitive environment. It is in direct competition with businesses which are engaged in retail merchandising, other electronic retailers, direct marketing retailers such as mail order companies, companies that sell from catalogs, other discount retailers and companies that market through computer technology. The Company also competes for access to its customers with broadcasters and alternative forms of entertainment and information, such as programming for network and independent broadcast television stations, basic and pay cable television services, satellite master antenna systems, home satellite dishes and home entertainment centers. In particular, the price and availability of programming for cable television systems affects the availability of these channels for the Company's programs and the compensation which must be paid to the cable operators for carriage of HSC programming. In addition, the Company believes that due to a number of factors, including the development by cable operators of alternative sources of cable operator owned programming, the competition for channel capacity has substantially increased. With the advent of new compression technologies on the horizon, this competition for channel capacity may substantially decrease, although additional competitors may have the opportunity to enter the marketplace. No predictions can be made with respect to the viability of these technologies or the extent to which they will ultimately impact the availability of channel capacity.

     The Company and QVC, Inc. ("QVC") are currently the two leading electronic retailing companies. There are other companies, some having an affiliation or common ownership with cable operators, that now market merchandise by means of live television. A number of other entities are engaged in direct retail sales businesses which utilize television in some form and which target the same markets in which the Company operates. Some of the Company's competitors are larger and more diversified than the Company, or are affiliated with cable operators which have a substantial number of subscribers. The Company cannot predict the degree of success with which it will meet competition in the future. TCI currently owns 43% of QVC but has entered into a stockholders agreement with Comcast Corporation (which owns 57% of QVC) pursuant to which Comcast controls the day to day operations of QVC.

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

                                   EMPLOYEES

     At December 31, 1994, the Company had 4,383 full-time employees and 681 part-time employees. The Company believes it has generally good employee relationships.

ITEM 2 -- PROPERTIES

     The Company currently operates out of a campus facility in St. Petersburg, Florida, containing approximately 480,000 square feet which, since September 30, 1987, has housed television studios, broadcast facilities, and most of the Company's administrative offices and training facilities.

     The Company owns an approximately 165,000 square foot shopping center facility located in Clearwater, Florida, which formerly housed its corporate headquarters, studios and certain of its administrative offices. The Company occupies approximately 38,900 square feet of this facility. The balance is either leased or available to third parties.

     The Company owns a fulfillment center located in St. Petersburg, Florida across the street from the main campus consisting of approximately 40,000 square feet and a nearby approximately 40,000 square foot facility utilized as a credit union and rework center. The Company also owns a total of approximately 73,000 square feet of other warehouse type facilities in the St. Petersburg/Clearwater area.

     The Company owns and operates a warehouse consisting of approximately 163,000 square feet located in Waterloo, Iowa, and leases a warehouse located near Reno, Nevada, consisting of approximately 230,000 square feet. The lease contains an option to purchase the property and expires September 30, 2002. Both facilities are used as fulfillment centers.

     The Company operates an approximately 650,000 square foot warehouse and fulfillment center with administrative offices located in Salem, Virginia, which is leased from the City of Salem Industrial

Development Authority. On November 1, 1999, the Company will have the option to purchase the property for $1.

     The Company's retail outlet subsidiary leases seven retail stores in the Tampa Bay and Orlando areas totaling approximately 173,000 square feet.

     The Company and its other subsidiaries also lease office space in several states to operate their businesses.

     The Company considers its properties suitable and adequate for its present needs.

ITEM 3 -- LEGAL PROCEEDINGS

     The Company entered into a Stipulation and Agreement of Compromise and Settlement dated November 16, 1994, pursuant to which it and the other defendants agreed to settle a group of class and derivative actions pending in both the Court of Chancery of the State of Delaware in and for New Castle County, consolidated under the caption In re Home Shopping Network, Inc. Shareholders Litigation (consolidated civil action number 12868) and in the United States District Court for the District of Delaware under the caption Gerda Bartnik et al. v. Home Shopping Network et al. (civil action numbers 93-336/347/406/489-MMS, consolidated). Under the settlement agreement, Liberty Media Corporation ("Liberty") has agreed to create a settlement fund in the amount of $13,000,000 plus interest at the rate of five percent (5%) per annum from December 31, 1993 to be paid to certain members of the plaintiff class. The Company was not required to contribute to this settlement fund or make any other payments in settlement of these actions.

     On January 24, 1995, at hearings held pursuant to notice given to members of the class, these settlements were approved by the Court of Chancery of the State of Delaware in and for New Castle County and the United States District Court for the District of Delaware, and orders were entered approving the settlement and dismissing the actions.

     The Company entered into a Stipulation and Agreement of Settlement dated as of October 10, 1994, with respect to a group of class actions which were consolidated in the United States District Court for the Middle District of Florida, Tampa Division under the caption Goldstein v. Speer, et al., consolidated case number 93-602-CIV-T-23(B). Pursuant to the settlement, all claims asserted or that could have been asserted against all defendants were settled in exchange for the agreement of the Company to pay $9,600,000, plus interest from December 30, 1993, to members of the class. On January 9, 1995, at a hearing held pursuant to notice given to members of the class, an order was entered by U.S. District Court for the Middle District of Florida, Tampa Division, approving the settlement and dismissing the actions.

     On or about February 8, 1994, the Company, with the approval of the special litigation committee of its Board of Directors, signed an agreement in principle to settle the lawsuit entitled 7547 Corp., et al. v. Roy M. Speer, et al., Case Nos. 92-1966-CIV-T-15A and 92-2045-CIV-T-99C (consolidated). Pursuant to the terms of the settlement, Roy M. Speer, the Company's former Chairman of the Board and Chief Executive Officer, has agreed to pay the Company $2,000,000 and to pay the Company an additional $1,000,000 to partially fund the $9,600,000 settlement described above. The Company has agreed to pay Western Hemisphere, Inc. ("Western"), the successor to Pioneer Data Processing, Inc. ("Pioneer"), $4,500,000 in exchange for releases and cancellation or acquisition of a 1985 license agreement involving the Company and Pioneer. The Company also has agreed to pay such attorneys' fees as may be awarded by the Court to the plaintiffs' counsel. This settlement is conditioned on, among other things, Court approval after notice to the shareholders and a hearing on the fairness of the settlement.

     On April 26, 1993, four stockholders of the Company filed with the Delaware Chancery Court a purported class action complaint, styled as 7547 Corp. v. Liberty Media Corp., C.A. No. 12956, on behalf of an unspecified class of stockholders of the Company (the "Section 203 Action"). The defendants in the original complaint were Liberty, Liberty Program Investments, Inc. ("LPI"), the Company, and certain current and former directors of the Company (Messrs. Speer, Forstmann, McNamara, Wandler, Chu, James, Ramsey and Roberts); on June 24, 1994, plaintiffs filed an amended complaint which names additional defendants who are past or present directors of the Company (Messrs. Barton, Bennett, Draper, Hogan, Malone, Hindery and McNamee).

     The gravamen of the amended complaint in the Section 203 action was that, prior to the time when Liberty reached an agreement, arrangement or understanding with RMS Limited Partnership, a Nevada Limited Partnership ("RMS"), to allow Liberty to purchase a controlling equity interest in the Company, the Company's Board and Executive Committee failed to take effective action to approve the proposed transaction and, thereby, failed under Section 203(a)(1) to exempt Liberty from the restrictions under Section 203 on any "business combination" between Liberty and the Company prior to December 4, 1995. As a result, plaintiffs alleged that any business combination involving Liberty, its affiliates or associates, and the Company would require the affirmative vote of 66 2/3% of the outstanding voting stock of the Company which is not owned by Liberty.

     Plaintiffs also alleged that Liberty's disclosures regarding the effectiveness of the Section 203 exemption by the HSN Executive Committee on December 4, 1992 were false and misleading. Plaintiffs asserted that Liberty disregarded the conflicts of interest held by the members of the HSN Executive Committee on the Section 203 exemption, and that Liberty knew that no valid action had been taken by the Company's Board to exempt Liberty from the restrictions under Section 203. The amended complaint alleged that, by asserting that Liberty was exempt from Section 203, Liberty and the other defendants misrepresented a material fact to all sellers of the Company's stock and holders of the Company's stock after the public announcement of the Liberty/RMS Agreement in Principle on December 7, 1992. Plaintiffs also alleged that the Liberty Tender Offer constituted a prohibited "business combination" under
Section 203.

     Plaintiffs also alleged that the members of the Company's Executive Committee (Messrs. Speer, Wandler and Ramsey) had disabling conflicts of interest which prevented the Company's Executive Committee from taking effective action on December 4, 1992 to exempt Liberty from the restrictions of Section
203. The Company and the individual defendants allegedly aided and abetted Liberty in its asserted scheme to misrepresent its status under Section 203. The individual defendants also allegedly breached their fiduciary duties by failing to correct Liberty's asserted misrepresentation of its exemption from Section 203.

     Plaintiffs sought a declaratory judgment that Liberty is subject to Section 203, an award of damages to the plaintiff class members who sold the Company's common stock, and equitable relief.

     On November 16, 1994 the parties reached an agreement to settle the Section 203 Action subject to several conditions. Under the settlement, all claims which were, could have been or in the future might be asserted by any member of the
Section 203 Class against any of the Defendants or their affiliates, which relate to or arise out of, directly or indirectly, the allegations contained in any complaint filed in the Section 203 Action (the "Section 203 Claims"), would be dismissed with prejudice. In exchange for the foregoing release of the
Section 203 Claims, Liberty and the Company have agreed, among other things, that the consummation of any "business combination," as defined in Section 203, prior to December 4, 1995 between the Company, on the one hand, and Liberty or any of its "affiliates" or "associates," on the other hand (a "Qualifying Business Combination"), shall be subject to the prior approval of the Company's board of directors, and the authorization at an annual or special meeting of the Company's stockholders, and not by written consent, by the affirmative vote of the holders of at least a majority of the outstanding voting stock which is not "owned" by Liberty (the "Section 203 Undertaking").

     The parties to the Section 203 Action also agreed, among other things, that upon the approval by the Delaware Chancery Court of the settlement of the
Section 203 Action, (i) the Section 203 Undertaking shall be binding as against any member of the Section 203 Class, which shall include any holder, purchaser or seller of the Company's stock from and after October 12, 1994 through and including December 4, 1995 (a "Subsequent Company Stockholder"); and (ii) so long as Liberty and the Company comply with the Section 203 Undertaking, no member of the Section 203 Class (including any Subsequent Company Stockholder) shall be entitled to assert that any Qualifying Business Combination (a) is required to be separately approved by the Company's stockholders under any provision of Section 203, or (b) is otherwise subject to, conditioned upon, restricted by or prohibited under any provision of Section 203. Liberty also has agreed that, in the event it consummates a "business combination" (as defined in Section 203) with the Company prior to the hearing on the proposed settlement of the Section 203 Action, Liberty will comply with the Section 203 Undertaking. Plaintiffs' counsel in the Section 203 Action petitioned the Court for an award of attorneys' fees and expenses not to exceed $2.6 million. Liberty agreed to pay plaintiffs' counsel such fees and disbursements as may be awarded by the Delaware Chancery Court in the Section 203 Action, and the Company is not responsible for any of the fees or expenses of plaintiffs' counsel in the Section 203 Action.

     On January 25, 1995, the Delaware Chancery Court approved the settlement of the Section 203 Action.

     Pursuant to existing indemnification agreements with current and former officers and directors, the Company has paid approximately $650,000 in 1994 in attorneys' fees and expenses of its current and former officers and directors in connection with the foregoing described litigation.

     A consolidated class action initiated in 1990 is pending in the Court of Common Pleas of Bucks County, Pennsylvania entitled Mauger v. Home Shopping Network, Inc.; Powell v. Home Shopping Network, Inc. (case number 91-6152-20-1). The complaints allege violation of the Pennsylvania Unfair Trade Practices and Consumer Protection Law in relation to the Company's pricing practices with respect to diamond and imitation diamond jewelry. Plaintiffs seek compensatory damages of $100 per class member, treble damages, attorneys' fees, costs, interest and other relief on behalf of all Pennsylvania residents who purchased any jewelry containing diamonds or residents who purchased any jewelry containing diamonds or imitation diamonds from the Home Shopping Club between December 27, 1984 and May 20, 1991. Substantial discovery has been taken in the case. In February 1995, the plaintiffs filed a motion for summary judgment. The Company believes that it has meritorious defenses and is vigorously defending this action.

     In 1993, the Company became aware that the Securities and Exchange Commission ("SEC") entered a formal order of investigation involving matters relating to, among other things, certain of the Company's SEC filings and other public disclosures. The Company has furnished documents in connection with this formal investigation and is cooperating in the investigation while maintaining its legal privileges, including the attorney/client privilege. This is a non-public investigation and the scope of the investigation is confidential. The Company has been advised that this inquiry should not be construed as an indication by the Commission or its staff that any violations of law have occurred, nor should it be considered a reflection upon any person, entity or security.

     On March 2, 1995, the Federal Trade Commission ("FTC") issued an administrative complaint against the Company, HSC and HSN Lifeway Health Products, Inc., In Re Home Shopping Network, Inc. et al., No. D-9272, in connection with the on-air presentation in 1993 of certain spray vitamin and nutritional supplement products. The FTC alleged that the Company did not have a reasonable basis to support certain on-air claims, and proposed a settlement based upon a cease and desist order that would require the Company to obtain scientific evidence that would meet certain defined standards. The Company did not agree that the consent order proposed by the FTC was warranted, and the complaint, which seeks no monetary damages, will be heard by an FTC administrative law judge.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information set forth under the caption "Price Range of Common Stock" on page 58 of the 1994 Annual Report, is incorporated herein by reference.

     The total number of stockholders of record as of March 13, 1995 was 8,710.

     The Company has paid no cash dividends on its common stock to date and does not anticipate that it will pay cash dividends in 1995. Any payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors deemed relevant by the Board of Directors.

ITEM 6 -- SELECTED FINANCIAL DATA

     The information set forth under the caption "Summary Financial Data" on page 57 of the 1994 Annual Report, is incorporated herein by reference.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion and Analysis" on pages 22 through 34 of the 1994 Annual Report, is incorporated herein by reference.

ITEM 8 -- CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Registrant and Independent Auditors' Reports set forth on pages 36 through 56 of the 1994 Annual Report are incorporated herein by reference:

          Independent Auditors' Reports for the years ended December 31, 1994 and 1993, the four months ended December 31, 1992, and the fiscal year ended August 31, 1992.

          Consolidated Balance Sheets as of December 31, 1994 and 1993.

          Consolidated Statements of Operations for the years ended December 31, 1994 and 1993, the four months ended December 31, 1992, and the fiscal year ended August 31, 1992.

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994 and 1993, the four months ended December 31, 1992, and the fiscal year ended August 31, 1992.

          Consolidated Statements of Cash Flows for the years ended December 31, 1994 and 1993, the four months ended December 31, 1992, and the fiscal year ended August 31, 1992.

          Notes to Consolidated Financial Statements.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     A report was filed on Form 8-K for the event occurring February 23, 1993, reflecting the change in accountants from Deloitte & Touche LLP to KPMG Peat Marwick LLP.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Election of Directors" in the Proxy Statement dated March 30, 1995, for the Annual Meeting of Stockholders to be held May 10, 1995, is incorporated herein by reference.

ITEM 11 -- EXECUTIVE COMPENSATION

     The information set forth under the captions "Summary Compensation Table" and "Employment Agreements" in the Proxy Statement dated March 30, 1995, for the Annual Meeting of Stockholders to be held May 10, 1995, is incorporated herein by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Security ownership by management as outlined under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement dated March 30, 1995, for the Annual Meeting of Stockholders to be held May 10, 1995, is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the captions "Compensation of Directors and Executive Officers" and "Certain Transactions and Business Relationships" in the Proxy Statement dated March 30, 1995, for the Annual Meeting of Stockholders to be held on May 10, 1995, is incorporated herein by reference.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

  (a) List of Documents filed as part of this Report

     (1) Financial Statements

         Independent Auditors' Report -- KPMG Peat Marwick LLP

         Independent Auditors' Report -- Deloitte & Touche LLP

         Consolidated Balance Sheets as of December 31, 1994 and 1993.

         Consolidated Statements of Operations for the years ended December 31, 1994 and 1993, the four months ended December 31, 1992, and the fiscal year ended August 31, 1992.

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994 and 1993, the four months ended December 31, 1992, and the fiscal year ended August 31, 1992.

         Consolidated Statements of Cash Flows for the years ended December 31, 1994 and 1993, the four months ended December 31, 1992, and the fiscal year ended August 31, 1992.

         Notes to Consolidated Financial Statements.

     (2) Financial Statement Schedule

        SCHEDULE                                                                          PAGE
         NUMBER                                                                          NUMBER
        --------                                                                         ------
          VIII    --   Valuation and Qualifying Accounts...............................     23

             The reports of the Company's independent auditors with respect to the above listed financial statement schedules appear on pages 21 and 22.

             All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

     (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

EXHIBIT
NUMBER                                            DESCRIPTION
-------       -----------------------------------------------------------------------------------
   3.1   --   Restated Certificate of Incorporation of the Company filed as Exhibit 3.1 to the
              Company's Annual Report on Form 10-K for the year ended August 31, 1987, is hereby incorporated by reference.
   3.2   --   Amendment to Restated Certificate of Incorporation of the Company filed as Exhibit
              3.2 to the Company's Annual Report on Form 10-K for the year ended August 31, 1987, is hereby incorporated by reference.
   3.3   --   Amendment filed December 17, 1986, to the Restated Certificate of Incorporation of
              the Company filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for
              the year ended August 31, 1987 is hereby incorporated by reference.
   3.4   --   Amended Bylaws of the Company.
 *10.1   --   Employment Agreement dated March 5, 1986, by and between Roy M. Speer and the
              Company, filed as Exhibit 10.10 to the Company's Form S-1 Registration Statement
              #33-4356, dated May 13, 1986, is incorporated herein by reference.
 *10.2   --   Amended 1986 Stock Option Plan for Outside Directors dated August 1, 1986, filed as
              Exhibit 10.32 to the Company's Form S-1 Registration Statement #33-8560, dated
              October 15, 1986, is incorporated herein by reference.

EXHIBIT
NUMBER                                            DESCRIPTION
-------       -----------------------------------------------------------------------------------
 *10.3   --   1986 Stock Option Plan for Employees dated August 1, 1986, filed as Exhibit 10.33 to the Company's Form S-1 Registration Statement #33-8560, dated October 15, 1986, is incorporated herein by reference.
  10.4   --   Form of 1987 Cable Operators Stock Option Plan, filed as Exhibit 10.48 to the
              Company's Form S-1 Registration Statement #33-12527, dated May 4, 1987, is incorporated herein by reference.
  10.5   --   Form of Affiliation Agreement by and between the Company and Cable Operators under the 1987 Cable Operators Stock Option Plan, filed as Exhibit 10.49 to the Company's
              Form S-1 Registration Statement #33-12527, dated May 4, 1987, is incorporated herein by reference.
  10.6   --   Form of Cable Operators Stock Option Agreement by and between the Company and Cable
              Operators under the 1987 Cable Operators Stock Option Plan, filed as Exhibit 10.50 to the Company's Form S-1 Registration Statement #33-12527, dated May 4, 1987, is incorporated herein by reference.
  10.7   --   Lease Agreement dated December 1, 1986, by and between G&M Properties, a Nevada partnership and Home Shopping Network Realty, Inc., a subsidiary of the Company filed as Exhibit 10.53 to the Company's Form S-1 Registration Statement #33-12527,
              dated May 4, 1987, is incorporated herein by reference.
  10.8   --   Option Agreement dated December 1, 1986, by and between G&M Properties, a Nevada partnership and Home Shopping Network Realty, Inc., a subsidiary of the Company filed as Exhibit 10.54 to the Company's Form S-1 Registration Statement #33-12527,
              dated May 4, 1987, is incorporated herein by reference.
  10.9   --   Lease Agreement dated January 30, 1987, by and between G&M Properties, a Nevada partnership and Home Shopping Network Realty, Inc., a subsidiary of the Company filed as Exhibit 10.55 to the Company's Form S-1 Registration Statement #33-12527,
              dated May 4, 1987, is incorporated herein by reference.
  10.10  --   Lease Agreement dated January 30, 1987, by and between G&M Properties, a Nevada partnership and Home Shopping Network Realty, Inc., a subsidiary of the Company filed as Exhibit 10.56 to the Company's Form S-1 Registration Statement #33-12527,
              dated May 4, 1987, is incorporated herein by reference.
  10.11  --   License Agreement dated as of July 16, 1986, between Home Shopping Network, Inc., and Canadian Home Shopping Network, Ltd., filed as Exhibit 10.61 to the Company's
              Form S-1 Registration Statement #33-12527, dated May 4, 1987, is incorporated herein by reference.
 *10.12  --   Form of 1990 Executive Stock Award Program dated October 17, 1990, as amended, filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended August 31, 1991, is hereby incorporated by reference.
 *10.13  --   Third and Fourth Amendments to 1986 Stock Option Plan for Outside Directors, filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended
              August 31, 1991, is hereby incorporated by reference.
  10.14  --   Distribution Agreement by and between Home Shopping Network, Inc. and Precision
              Systems, Inc. dated as of July 31, 1992 filed as Exhibit 10.1 to the Precision
              Systems, Inc. Form 10, Registration Statement No. 0-20068 and filed April 14, 1992, is incorporated herein by reference.
  10.15  --   Tax Sharing Agreement by and between Home Shopping Network, Inc. and Precision
              Systems, Inc. dated as of July 31, 1992 filed as Exhibit 10.3 to the Precision
              Systems, Inc. Form 10, Registration Statement No. 0-20068 and filed April 14, 1992, is incorporated herein by reference.
  10.16  --   Software License Agreement by and between Home Shopping Network, Inc. and Precision
              Systems, Inc. dated as of July 31, 1992 filed as Exhibit 10.4 to the Precision
              Systems, Inc. Form 10, Registration Statement No. 0-20068 and filed April 14, 1992, is incorporated herein by reference.

EXHIBIT
NUMBER                                            DESCRIPTION
-------       -----------------------------------------------------------------------------------
  10.17  --   Software Development Agreement by and between Home Shopping Network, Inc. and
              Precision Systems, Inc. dated as of July 31, 1992 filed as Exhibit 10.6 to the
              Precision Systems, Inc. Form 10, Registration Statement No. 0-20068 and filed April
              14, 1992, is incorporated herein by reference.
  10.18  --   Stock Purchase Agreement by and between Home Shopping Network, Inc. and The
              National Registry Inc. dated April 28, 1992 filed as Exhibit 10.29 to the Company's
              Annual Report on Form 10-K for the year ended August 31, 1992, is incorporated herein by reference.
  10.19  --   Form of Distribution Agreement between Home Shopping Network, Inc. and Silver King
              Communications, Inc. ("SKC") dated as of December 28, 1992 filed as Exhibit 10.1 to the SKC Registration Statement on Form 10, as amended, Registration Statement No.
              0-20570, is incorporated herein by reference.
  10.20  --   Form of Affiliation Agreements between Home Shopping Club, Inc. and SKC dated as of
              December 28, 1992 filed as Exhibit 10.2 to the SKC Registration Statement on Form
              10, as amended, Registration Statement No. 0-20570, is incorporated herein by reference.
  10.21  --   Form of Tax Sharing Agreement between Home Shopping Network, Inc. and SKC dated as of December 28, 1992 filed as Exhibit 10.4 to the SKC Registration Statement on
              Form 10, as amended, Registration Statement No. 0-20570, is incorporated herein by reference.
  10.22  --   Amended and Restated System Maintenance and Support Agreement effective as of
              February 2, 1993 between Home Shopping Network, Inc. and Precision Systems, Inc.
              filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.
  10.23  --   MCI Special Customer Arrangement between MCI Telecommunications Corporation and
              Home Shopping Network, Inc. filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.
  10.24  --   Credit Card Program Agreement, dated as of February 16, 1994, by and among Home
              Shopping Network, Inc., participating subsidiaries and General Electric Capital
              Corporation filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for
              the year ended December 31, 1993, is incorporated herein by reference.
 *10.25  --   First, Second, Third and Fourth Amendments to the 1986 Stock Option Plan for
              Employees filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for
              the year ended December 31, 1993, are hereby incorporated herein by reference.
 *10.26  --   Employment Agreement between Home Shopping Network, Inc. and Gerald F. Hogan, dated as of February 23, 1993 filed as Exhibit 10.32 to the Company's Annual Report on
              Form 10-K for the year ended December 31, 1993, is hereby incorporated herein by reference.
 *10.27  --   First Amendment, effective as of August 4, 1994, to Employment Agreement between
              Home Shopping Network, Inc. and Gerald F. Hogan.
  10.28  --   Second Amended and Restated Credit Agreement $100,000,000 Three-Year Revolving
              Credit Facility, dated as of August 30, 1994 among Home Shopping Network, Inc.,
              Home Shopping Club, Inc., the signatory banks, LTCB Trust Company as Agent, Bank of
              Montreal and The Bank of New York, each as a Co-Agent, and LTCB Trust Company as
              Administrative Agent, as amended.
 *10.29  --   Amended and Restated Home Shopping Network, Inc. Retirement Savings Plan and Trust
              Agreements, which incorporates by reference the Home Shopping Network, Inc.
              Retirement Savings and Employee Stock Ownership Plan and Trust filed as Exhibit
              10.33 to the Company's Annual Report on Form 10-K for the year ended December 31,
              1993.
 *10.30  --   Home Shopping Network, Inc. Employee Stock Purchase Plan and Part-Time Employee
              Stock Purchase Plan
 *10.31  --   Home Shopping Network, Inc. Employee Equity Participation Plan and Agreement and
              Declaration of Trust

EXHIBIT
NUMBER                                            DESCRIPTION
-------       -----------------------------------------------------------------------------------
 *10.32  --   Employment Agreement between Home Shopping Network, Inc. and David F. Dyer, dated as of August 16, 1994
 *10.33  --   Employment Agreement between Home Shopping Network, Inc. and Barry S. Augenbraun, dated as of September 1, 1994.
 *10.34  --   Employment Agreement between Home Shopping Network, Inc. and Honore A. LeBrun III,
              dated as of November 2, 1993.
 *10.35  --   Letter Agreement between Home Shopping Network, Inc. and Michael W.D. McMullen,
              dated as of July 28, 1993.
  10.36  --   Form of Amendment dated as of July 28, 1994 to Affiliation Agreements between Home
              Shopping Club, Inc. and SKC.
  11     --   Computation of net earnings (loss) per share.
  13     --   Annual Report to Stockholders.
  21     --   List of Subsidiaries of the Company.

---------------
* Reflects management contracts and compensatory plans.

(b) Reports on Form 8-K

    Not applicable.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

March 28, 1995                            HOME SHOPPING NETWORK, INC.

                                          By: /s/      GERALD F. HOGAN
                                          --------------------------------------
                                                     Gerald F. Hogan
                                          President and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 28, 1995.

                   SIGNATURE                                        TITLE
-----------------------------------------------  --------------------------------------------

        /s/            GERALD F. HOGAN           President, Chief Executive Officer and
-----------------------------------------------    Director
                Gerald F. Hogan

        /s/             KEVIN J. McKEON          Senior Vice President of Accounting and
-----------------------------------------------    Finance and Treasurer (Principal Financial
                Kevin J. McKeon                    Officer)

        /s/            BRIAN J. FELDMAN          Controller (Chief Accounting Officer)
-----------------------------------------------
               Brian J. Feldman

        /s/           ROBERT R. BENNETT          Chairman of the Board
-----------------------------------------------
               Robert R. Bennett

        /s/             JOHN M. DRAPER           Director
-----------------------------------------------
                John M. Draper

          /s/      DAVID F. DYER                 Director
-----------------------------------------------
                 David F. Dyer

        /s/       J. ANTHONY FORSTMANN           Director
-----------------------------------------------
             J. Anthony Forstmann

       /s/           LEO J. HINDERY, JR.         Director
-----------------------------------------------
              Leo J. Hindery, Jr.

        /s/          GEORGE C. McNAMEE           Director
-----------------------------------------------
               George C. McNamee