Form 10-K/A
period 1994-12-31
HOME SHOPPING NETWORK INC
filed 1995-04-07
CIK 791024

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                   This Amendment is being filed principally

                  in order to reformat Exhibits 10.31 and 13.

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

     (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

EXHIBIT
NUMBER                                           DESCRIPTION
- -------       ----------------------------------------------------------------------------------
   3.1   --   Restated Certificate of Incorporation of the Company filed as Exhibit 3.1 to the
              Company's Annual Report on Form 10-K for the year ended August 31, 1987, is hereby incorporated by reference.
   3.2   --   Amendment to Restated Certificate of Incorporation of the Company filed as Exhibit
              3.2 to the Company's Annual Report on Form 10-K for the year ended August 31,
              1987, is hereby incorporated by reference.
   3.3   --   Amendment filed December 17, 1986, to the Restated Certificate of Incorporation of
              the Company filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for
              the year ended August 31, 1987, is hereby incorporated by reference.
   3.4   --   Amended Bylaws of the Company filed as Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is hereby incorporated by reference.
 *10.1   --   Employment Agreement dated March 5, 1986, by and between Roy M. Speer and the
              Company, filed as Exhibit 10.10 to the Company's Form S-1 Registration Statement
              #33-4356, dated May 13, 1986, is incorporated herein by reference.
 *10.2   --   Amended 1986 Stock Option Plan for Outside Directors dated August 1, 1986, filed as Exhibit 10.32 to the Company's Form S-1 Registration Statement #33-8560, dated
              October 15, 1986, is incorporated herein by reference.

EXHIBIT
NUMBER                                           DESCRIPTION
- -------       ----------------------------------------------------------------------------------
 *10.3   --   1986 Stock Option Plan for Employees dated August 1, 1986, filed as Exhibit 10.33 to the Company's Form S-1 Registration Statement #33-8560, dated October 15, 1986, is incorporated herein by reference.
  10.4   --   Form of 1987 Cable Operators Stock Option Plan, filed as Exhibit 10.48 to the
              Company's Form S-1 Registration Statement #33-12527, dated May 4, 1987, is incorporated herein by reference.
  10.5   --   Form of Affiliation Agreement by and between the Company and Cable Operators under the 1987 Cable Operators Stock Option Plan, filed as Exhibit 10.49 to the
              Company's Form S-1 Registration Statement #33-12527, dated May 4, 1987, is incorporated herein by reference.
  10.6   --   Form of Cable Operators Stock Option Agreement by and between the Company and
              Cable Operators under the 1987 Cable Operators Stock Option Plan, filed as Exhibit
              10.50 to the Company's Form S-1 Registration Statement #33-12527, dated May 4,
              1987, is incorporated herein by reference.
  10.7   --   Lease Agreement dated December 1, 1986, by and between G&M Properties, a Nevada partnership and Home Shopping Network Realty, Inc., a subsidiary of the Company filed as Exhibit 10.53 to the Company's Form S-1 Registration Statement #33-12527,
              dated May 4, 1987, is incorporated herein by reference.
  10.8   --   Option Agreement dated December 1, 1986, by and between G&M Properties, a Nevada partnership and Home Shopping Network Realty, Inc., a subsidiary of the Company filed as Exhibit 10.54 to the Company's Form S-1 Registration Statement #33-12527,
              dated May 4, 1987, is incorporated herein by reference.
  10.9   --   Lease Agreement dated January 30, 1987, by and between G&M Properties, a Nevada partnership and Home Shopping Network Realty, Inc., a subsidiary of the Company filed as Exhibit 10.55 to the Company's Form S-1 Registration Statement #33-12527,
              dated May 4, 1987, is incorporated herein by reference.
  10.10  --   Lease Agreement dated January 30, 1987, by and between G&M Properties, a Nevada partnership and Home Shopping Network Realty, Inc., a subsidiary of the Company filed as Exhibit 10.56 to the Company's Form S-1 Registration Statement #33-12527,
              dated May 4, 1987, is incorporated herein by reference.
  10.11  --   License Agreement dated as of July 16, 1986, between Home Shopping Network, Inc., and Canadian Home Shopping Network, Ltd., filed as Exhibit 10.61 to the Company's
              Form S-1 Registration Statement #33-12527, dated May 4, 1987, is incorporated herein by reference.
 *10.12  --   Form of 1990 Executive Stock Award Program dated October 17, 1990, as amended, filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended August 31, 1991, is hereby incorporated by reference.
 *10.13  --   Third and Fourth Amendments to 1986 Stock Option Plan for Outside Directors, filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended
              August 31, 1991, is hereby incorporated by reference.
  10.14  --   Distribution Agreement by and between Home Shopping Network, Inc. and Precision
              Systems, Inc. dated as of July 31, 1992 filed as Exhibit 10.1 to the Precision
              Systems, Inc. Form 10, Registration Statement No. 0-20068 and filed April 14,
              1992, is incorporated herein by reference.
  10.15  --   Tax Sharing Agreement by and between Home Shopping Network, Inc. and Precision
              Systems, Inc. dated as of July 31, 1992 filed as Exhibit 10.3 to the Precision
              Systems, Inc. Form 10, Registration Statement No. 0-20068 and filed April 14,
              1992, is incorporated herein by reference.

EXHIBIT
NUMBER                                           DESCRIPTION
- -------       ----------------------------------------------------------------------------------
  10.16  --   Software License Agreement by and between Home Shopping Network, Inc. and
              Precision Systems, Inc. dated as of July 31, 1992 filed as Exhibit 10.4 to the
              Precision Systems, Inc. Form 10, Registration Statement No. 0-20068 and filed
              April 14, 1992, is incorporated herein by reference.
  10.17  --   Software Development Agreement by and between Home Shopping Network, Inc. and
              Precision Systems, Inc. dated as of July 31, 1992 filed as Exhibit 10.6 to the
              Precision Systems, Inc. Form 10, Registration Statement No. 0-20068 and filed
              April 14, 1992, is incorporated herein by reference.
  10.18  --   Stock Purchase Agreement by and between Home Shopping Network, Inc. and The
              National Registry Inc. dated April 28, 1992 filed as Exhibit 10.29 to the
              Company's Annual Report on Form 10-K for the year ended August 31, 1992, is incorporated herein by reference.
  10.19  --   Form of Distribution Agreement between Home Shopping Network, Inc. and Silver King
              Communications, Inc. ("SKC") dated as of December 28, 1992 filed as Exhibit 10.1 to the SKC Registration Statement on Form 10, as amended, Registration Statement
              No. 0-20570, is incorporated herein by reference.
  10.20  --   Form of Affiliation Agreements between Home Shopping Club, Inc. and SKC dated as of December 28, 1992 filed as Exhibit 10.2 to the SKC Registration Statement on
              Form 10, as amended, Registration Statement No. 0-20570, is incorporated herein by reference.
  10.21  --   Form of Tax Sharing Agreement between Home Shopping Network, Inc. and SKC dated as of December 28, 1992 filed as Exhibit 10.4 to the SKC Registration Statement on
              Form 10, as amended, Registration Statement No. 0-20570, is incorporated herein by reference.
  10.22  --   Amended and Restated System Maintenance and Support Agreement effective as of
              February 2, 1993 between Home Shopping Network, Inc. and Precision Systems, Inc.
              filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.
  10.23  --   MCI Special Customer Arrangement between MCI Telecommunications Corporation and
              Home Shopping Network, Inc. filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.
  10.24  --   Credit Card Program Agreement, dated as of February 16, 1994, by and among Home
              Shopping Network, Inc., participating subsidiaries and General Electric Capital
              Corporation filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for
              the year ended December 31, 1993, is incorporated herein by reference.
 *10.25  --   First, Second, Third and Fourth Amendments to the 1986 Stock Option Plan for
              Employees filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for
              the year ended December 31, 1993, are hereby incorporated herein by reference.
 *10.26  --   Employment Agreement between Home Shopping Network, Inc. and Gerald F. Hogan, dated as of February 23, 1993 filed as Exhibit 10.32 to the Company's Annual
              Report on Form 10-K for the year ended December 31, 1993, is hereby incorporated herein by reference.
 *10.27  --   First Amendment, effective as of August 4, 1994, to Employment Agreement between
              Home Shopping Network, Inc. and Gerald F. Hogan.
  10.28  --   Second Amended and Restated Credit Agreement $100,000,000 Three-Year Revolving
              Credit Facility, dated as of August 30, 1994 among Home Shopping Network, Inc.,
              Home Shopping Club, Inc., the signatory banks, LTCB Trust Company as Agent, Bank of Montreal and The Bank of New York, each as a Co-Agent, and LTCB Trust Company as Administrative Agent, as amended.

EXHIBIT
NUMBER                                           DESCRIPTION
- -------       ----------------------------------------------------------------------------------
 *10.29  --   Amended and Restated Home Shopping Network, Inc. Retirement Savings Plan and Trust
              Agreements, which incorporate by reference the Home Shopping Network, Inc.
              Retirement Savings and Employee Stock Ownership Plan and Trust filed as Exhibit
              10.33 to the Company's Annual Report on Form 10-K for the year ended December 31,
              1993.
 *10.30  --   Home Shopping Network, Inc. Employee Stock Purchase Plan and Part-Time Employee
              Stock Purchase Plan
+*10.31  --   Home Shopping Network, Inc. Employee Equity Participation Plan and Agreement and
              Declaration of Trust
 *10.32  --   Employment Agreement between Home Shopping Network, Inc. and David F. Dyer, dated as of August 16, 1994.
 *10.33  --   Employment Agreement between Home Shopping Network, Inc. and Barry S. Augenbraun, dated as of September 1, 1994.
 *10.34  --   Employment Agreement between Home Shopping Network, Inc. and Honore A. Le Brun
              III, dated as of November 2, 1993.
 *10.35  --   Letter Agreement between Home Shopping Network, Inc. and Michael W.D. McMullen,
              dated as of July 28, 1993.
  10.36  --   Form of Amendment dated as of July 28, 1994 to Affiliation Agreements between Home
              Shopping Club, Inc. and SKC.
  11     --   Computation of net earnings (loss) per share.
 +13     --   Annual Report to Stockholders.
  21     --   List of Subsidiaries of the Company.
  27     --   Financial Data Schedule.

- ---------------
 *   Reflects management contracts and compensatory plans.

 +   Reflects reformatted Exhibit.

(b) Reports on Form 8-K

     Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HOME SHOPPING NETWORK, INC.

                                          By:       /s/ KEVIN J. McKEON
                                                      Kevin J. McKeon
                                                   Senior Vice President
                                                   Accounting and Fiance
April 6, 1995