Form 10-Q
period 1995-03-31
HOME SHOPPING NETWORK INC
filed 1995-05-12
CIK 791024

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                         COMMISSION FILE NUMBER 1-9118
                            ------------------------

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

                  Total number of shares of outstanding stock
 (net of 6,986,000 shares of common stock held in treasury) as of May 1, 1995:

                   Common stock..............  70,606,329
                   Class B common stock......  20,000,000

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

- -------------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                1995           1994
- -------------------------------------------------------------------------------------
                                                               (In thousands, except
                                                                  per share data)
NET SALES...................................................  $243,610       $274,215
Cost of sales...............................................   161,935        175,615
                                                              --------       --------
  Gross profit..............................................    81,675         98,600
                                                              --------       --------
Operating expenses:
  Selling and marketing.....................................    42,147         38,168
  Engineering and programming...............................    25,357         24,224
  General and administrative................................    19,294         20,254
  Depreciation and amortization.............................     8,944          6,095
  Restructuring charge......................................     2,041             --
                                                              --------       --------
                                                                97,783         88,741
                                                              --------       --------
     Operating profit (loss)................................   (16,108)         9,859
Other income (expense):
  Interest income...........................................       555          3,449
  Interest expense..........................................    (1,219)        (2,087)
  Miscellaneous.............................................     2,347            246
                                                              --------       --------
                                                                 1,683          1,608
                                                              --------       --------
Earnings (loss) before income taxes.........................   (14,425)        11,467
Income tax expense (benefit)................................    (5,626)         4,816
                                                              --------       --------
NET EARNINGS (LOSS).........................................  $ (8,799)      $  6,651
                                                              =========      =========
Net earnings (loss) per common share........................  $   (.10)      $    .07
                                                              =========      =========
Weighted average shares outstanding.........................    91,190         95,282
                                                              =========      =========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

- ----------------------------------------------------------------------------------------
                                                        MARCH 31,
                                                  ---------------------     DECEMBER 31,
                     ASSETS                         1995         1994           1994
- ----------------------------------------------------------------------------------------
                                                              (In thousands)
CURRENT ASSETS
Cash and cash equivalents.......................  $ 20,562     $ 45,675       $ 33,648
Accounts and notes receivable, net..............    32,007       29,407         40,841
Income taxes receivable.........................    12,578           --          2,816
Note and interest receivable from related
  party.........................................        --        5,810             --
Inventories, net................................   111,328      103,504        118,801
Deferred income taxes...........................    16,873       29,093         22,108
Other current assets, net.......................     9,557       11,010         10,632
                                                  --------     --------     ------------
           Total current assets.................   202,905      224,499        228,846

PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment................   106,789      107,638        106,144
Buildings and leasehold improvements............    75,369       72,576         74,514
Furniture and other equipment...................    47,343       43,895         46,183
                                                  --------     --------     ------------
                                                   229,501      224,109        226,841
  Less accumulated depreciation and
     amortization...............................   121,337      107,215        116,697
                                                  --------     --------     ------------
                                                   108,164      116,894        110,144
Land............................................    17,818       17,708         17,774
Construction in progress........................     2,496        2,951          3,182
                                                  --------     --------     ------------
                                                   128,478      137,553        131,100

OTHER ASSETS
Cable distribution fees, net ($35,086, $0 and
  $34,174, respectively, to related parties.....    79,177           --         67,978
Long-term investment in related party...........    10,000       10,000         10,000
Other non-current assets........................     9,817        5,464          8,575
Note receivable from related party (net of
  current maturity).............................        --      125,359             --
                                                  --------     --------     ------------
                                                    98,994      140,823         86,553
                                                  --------     --------     ------------
                                                  $430,377     $502,875       $446,499
                                                  =========    =========    ============

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

- ----------------------------------------------------------------------------------------
                                                          MARCH 31,
                                                    ---------------------   DECEMBER 31,
       LIABILITIES AND STOCKHOLDERS' EQUITY           1995         1994         1994
- ----------------------------------------------------------------------------------------
                                                               (In thousands)
CURRENT LIABILITIES
Current maturities of long-term obligations........ $  1,540     $ 25,338     $  1,690
Accounts payable...................................   86,850       77,882       75,264
Income taxes payable...............................       --       19,284           --
Accrued liabilities:
  Programming fees ($28,096, $1,932 and $26,591,
     respectively, to related parties).............   37,467       11,296       50,170
  Sales returns....................................    9,343       12,404       12,304
  Litigation settlements...........................    4,850       14,450       14,450
  Treasury stock...................................       --           --       13,109
  Other............................................   37,189       40,077       38,786
                                                    --------     --------   ------------
           Total current liabilities...............  177,239      200,731      205,773

LONG-TERM OBLIGATIONS (net of current
  maturities)......................................   72,365       86,900       27,491
DEFERRED INCOME TAXES..............................    5,295        8,094        6,792
COMMITMENTS AND CONTINGENCIES......................       --           --           --
STOCKHOLDERS' EQUITY
Preferred stock -- $.01 par value; authorized
  500,000 shares, no shares issued and
  outstanding......................................       --           --           --
Common stock -- $.01 par value; authorized
  150,000,000 shares, issued 77,591,329 and
  77,163,260 shares at March 31, 1995 and 1994,
  respectively, and 77,553,329 shares at December
  31, 1994.........................................      776          772          776
Class B -- convertible common stock -- $.01 par
  value; authorized, issued and outstanding,
  20,000,000 shares at March 31, 1995 and 1994 and
  December 31, 1994, respectively..................      200          200          200
Additional paid-in capital.........................  167,724      163,691      167,463
Retained earnings..................................   60,761       59,434       69,560
Treasury stock -- 6,986,000 and 3,105,700 common
  shares at March 31, 1995 and 1994, respectively,
  and 4,440,700 common shares at December 31, 1994,
  at cost..........................................  (48,718)     (14,027)     (27,136)
Unearned compensation..............................   (5,265)      (2,920)      (4,420)
                                                    --------     --------   ------------
                                                     175,478      207,150      206,443
                                                    --------     --------   ------------
                                                    $430,377     $502,875     $446,499
                                                    =========    =========  ============

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

- ------------------------------------------------------------------------------------------------------------------
                                                        ADDITIONAL
                                 COMMON                  PAID-IN     RETAINED   TREASURY     UNEARNED
                                 STOCK      CLASS B      CAPITAL     EARNINGS    STOCK     COMPENSATION    TOTAL
                                          CONVERTIBLE
                                            COMMON
                                             STOCK
- ------------------------------------------------------------------------------------------------------------------
                                                                  (In thousands)
BALANCE AT JANUARY 1, 1994.....   $762       $ 206       $160,371    $52,783    $(14,027)    $ (3,541)    $196,554
Issuance of common stock upon
  exercise of stock options....      4          --          2,172         --          --           --        2,176
Income tax benefit related to
  executive stock award program
  and stock options
  exercised....................     --          --          1,148         --          --           --        1,148
Expense related to executive
  stock award program..........     --          --             --         --          --          621          621
Conversion of Class B common
  stock to common stock........      6          (6)            --         --          --           --           --
Net earnings for the three
  months ended March 31,
  1994.........................     --          --             --      6,651          --           --        6,651
                                 ------   -----------   ----------   --------   --------   ------------   --------
BALANCE AT MARCH 31, 1994......   $772       $ 200       $163,691    $59,434    $(14,027)    $ (2,920)    $207,150
                                 =======  =========      ========    =======    ========   ===========    ========
BALANCE AT JANUARY 1, 1995.....   $776       $ 200       $167,463    $69,560    $(27,136)    $ (4,420)    $206,443
Issuance of common stock upon
  exercise of stock options....     --          --            211         --          --           --          211
Income tax benefit related to
  executive stock award program
  and stock options
  exercised....................     --          --             50         --          --           --           50
Expense related to executive
  stock award program..........     --          --             --         --          --          164          164
Unearned compensation related
  to employee equity
  participation
  plan.........................     --          --             --         --          --       (1,264)      (1,264)
Expense related to employee
  equity participation plan....     --          --             --         --          --          255          255
Purchase of treasury stock, at
  cost.........................     --          --             --         --     (21,582)          --      (21,582)
Net loss for the three months
  ended March 31, 1995.........     --          --             --     (8,799 )        --           --       (8,799)
                                 ------   -----------   ----------   --------   --------   ------------   --------
BALANCE AT MARCH 31, 1995......   $776       $ 200       $167,724    $60,761    $(48,718)    $ (5,265)    $175,478
                                 =======  =========      ========    =======    ========   ===========    ========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

- ----------------------------------------------------------------------------------------------
                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       -----------------------
                                                                         1995           1994
- ----------------------------------------------------------------------------------------------
                                                                           (In thousands)
Cash flows from operating activities:
Net earnings (loss)..................................................  $ (8,799)      $  6,651
Adjustments to reconcile net earnings (loss) to net cash provided by
  (used in) operating activities:
  Depreciation and amortization......................................     6,423          6,095
  Amortization of cable distribution fees............................     2,521             --
  Deferred income taxes..............................................     3,738            (34)
  Common stock and change in stock appreciation rights issued for
     services provided...............................................      (869)           266
  Inventory carrying value adjustment................................      (536)         1,299
  Provision for losses on accounts and notes receivable..............        84            177
  (Gain) loss on sale of assets......................................       (18)           121
  Equity in (earnings) losses of unconsolidated affiliates...........        44           (114)
  Change in current assets and liabilities:
     (Increase) decrease in accounts and notes receivable............     3,540         (1,668)
     Increase in income taxes receivable.............................    (9,762)            --
     Decrease in inventories.........................................     8,009          6,127
     (Increase) decrease in other current assets.....................     2,372         (2,940)
     Increase (decrease) in accounts payable.........................    11,586        (10,976)
     Increase (decrease) in accrued liabilities and income taxes
      payable........................................................   (25,524)         3,870
  Increase in cable distribution fees................................   (13,719)            --
  Stock purchases for employee benefit plan..........................    (1,264)            --
                                                                       --------       --------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.............   (22,174)         8,874
                                                                       --------       --------
Cash flows from investing activities:
  Capital expenditures...............................................    (3,343)        (3,814)
  Decrease in notes receivable and other.............................     2,280            334
  Increase in intangible assets......................................      (631)          (463)
  Proceeds from sale of assets.......................................       539          1,894
  Proceeds from long-term notes receivable...........................        --          1,142
                                                                       --------       --------
     NET CASH USED IN INVESTING ACTIVITIES...........................    (1,155)          (907)
                                                                       --------       --------
Cash flows from financing activities:
  Proceeds from unsecured credit facility............................    45,000             --
  Purchases of treasury stock........................................   (34,691)            --
  Principal payments on long-term obligations........................      (277)           (34)
  Proceeds from issuance of common stock.............................       211          2,176
                                                                       --------       --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES.......................    10,243          2,142
                                                                       --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................   (13,086)        10,109
Cash and cash equivalents at beginning of period.....................    33,648         35,566
                                                                       --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................  $ 20,562       $ 45,675
                                                                       ========       ========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

     The interim Condensed Consolidated Financial Statements of Home Shopping Network, Inc. and Subsidiaries (the "Company") are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the years ended December 31, 1994 and 1993, the four months ended December 31, 1992 and the year ended August 31, 1992. Certain amounts in the Condensed Consolidated Financial Statements for the three month period ended March 31, 1994, have been reclassified to conform to the 1995 presentation.

     In the opinion of the Company, all adjustments necessary for a fair presentation of such Condensed Consolidated Financial Statements have been included. Such adjustments consist of normal recurring items and a nonrecurring item as discussed in Note E. Interim results are not necessarily indicative of results for a full year. The interim Condensed Consolidated Financial Statements and Notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's annual Consolidated Financial Statements and Notes thereto.

NOTE B -- COMMITMENTS AND CONTINGENCIES

  Litigation

     A consolidated class action initiated in 1990 is pending against the Company in the Court of Common Pleas of Bucks County, Pennsylvania. The complaints allege violation of the Pennsylvania Unfair Trade Practices and Consumer Protection Law with respect to the Company's pricing practices for diamond and imitation diamond jewelry. Plaintiffs seek compensatory damages of $100 per class member, treble damages, attorneys' fees, costs, interest and other relief on behalf of all Pennsylvania residents who purchased any jewelry containing diamonds or imitation diamonds from the Home Shopping Club between December 27, 1984 and May 20, 1991. Substantial discovery has been taken in the case. Plaintiffs and the Company have filed motions for summary judgment, which will be heard by the Court on June 2, 1995. The Company believes that it has meritorious defenses and is vigorously defending this action.

     The Company is also involved in various other lawsuits either as plaintiff or defendant. In the opinion of management, the ultimate outcome of these other lawsuits should not have a material impact on the Company's liquidity, results of operations or financial condition.

NOTE C -- CREDIT FACILITY

     On March 29, 1995, the Company's revolving credit facility, which expires on August 30, 1997, was amended and increased from $100.0 million to $150.0 million. Borrowings under the credit facility may be used for general corporate purposes. The interest rate on borrowings under the credit facility is tied to LIBOR plus a margin based on the Company's total debt to operating cash flow ratio. At March 31, 1995, the Company was in compliance with all covenants contained in the credit facility. At April 30, 1995, $80.0 million was outstanding under this facility.

NOTE D -- INCOME TAXES

     The Company's federal income tax returns have been examined by the Internal Revenue Service ("IRS") for all years through August 31, 1989. All assessments relating to these examinations have been paid. The assessments included a disallowance of deductions for royalty payments made to a then related party.

     Subsequent to March 31, 1995, the IRS completed its examination of the Company's federal income tax returns for fiscal years 1990 and 1991, proposing adjustments resulting in income tax deficiencies of $3.0 million, primarily related to the previously discussed royalty payments. The Company also made such royalty payments during fiscal years 1992 through early 1993. The deductibility of these payments will also be

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

challenged by the IRS upon audit. The Company has made adequate provision for this issue for all of the above years.

     The Company continues to maintain that it has meritorious positions regarding the deductibility of these payments and intends to file a refund claim with the IRS for payments made for years through fiscal 1989 and will contest the assessment for this matter on open tax years.

NOTE E -- RESTRUCTURING CHARGE

     During the three months ended March 31, 1995, the Company recorded a charge of $2.0 million covering employee and other costs related to the closing of its fulfillment center in Reno, Nevada. Management believes the restructuring will be completed by June 30, 1995. During the three months ended March 31, 1995, no payments were made related to this charge.

NOTE F -- EARNINGS (LOSS) PER COMMON SHARE

     Primary earnings (loss) per common share is based on net earnings (loss) divided by the weighted average common shares outstanding giving effect to stock options when dilutive. Fully diluted earnings per share is not materially different from primary earnings per share in any period presented.

NOTE G -- STATEMENTS OF CASH FLOWS

     For purposes of reporting cash flows, cash and cash equivalents include cash and short-term investments. Short-term investments consist primarily of auction preferred shares, money market funds and certificates of deposit with original maturities of less than 91 days.

     Supplemental disclosures of cash flow information:

    --------------------------------------------------------------------------------------
                                                                            THREE MONTHS
                                                                               ENDED
                                                                             MARCH 31,
                                                                          ----------------
                                                                          1995      1994
    --------------------------------------------------------------------------------------
                                                                           (In thousands)
    CASH PAID FOR:
      Interest..........................................................  $ 938    $ 1,334
      Income taxes......................................................    348          4

     On March 27, 1995, Precision Systems, Inc. ("PSi") repaid $2.7 million, plus accrued interest, of its $5.0 million loan from the Company. Under an agreement between the Company and PSi, the remaining principal balance of the loan has been recorded as a prepayment of future monthly software maintenance payments due PSi from the Company through December 1996.

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

A. CONSOLIDATED RESULTS OF OPERATIONS

     The following discussion presents the material changes in the consolidated results of operations of the Company which have occurred in the quarter ended March 31, 1995, compared with the quarter ended March 31, 1994. Reference should also be made to the Condensed Consolidated Financial Statements included herein.

     All tables and discussion included herein calculate the percentage changes using actual dollar amounts, versus rounded dollar amounts.

NET SALES

     For the quarter ended March 31, 1995, net sales for the Company decreased $30.6 million, or 11.2%, to $243.6 million from $274.2 million compared to the same period in 1994. Net sales of HSC decreased $46.3 million, or 18.4% for the quarter ended March 31, 1995, reflecting a 16.5% decrease in the number of packages shipped and a 2.0% decrease in the average price per unit sold compared to the same period in 1994. The decrease in HSC sales for the quarter ended March 31, 1995 was primarily offset by sales of $11.8 million by the Company's infomercial joint venture, HSN Direct Joint Venture ("HSND"), which commenced operations during the third quarter of 1994. The remaining increase in sales is attributable to the Company's other subsidiary operations.

     Management attributes the decline in net sales for the quarter ended March 31, 1995, to the initial impact of the Company's new merchandising and programming strategies. Since September 1994, the Company has appointed new senior management personnel with expertise in merchandising and has also instituted procedures intended to improve purchasing and other merchandising practices. Management's emphasis in this area includes offering a greater variety of products, developing strong private label lines, selling higher margin items and offering name brand and other high quality merchandise.

     The Company has continued to significantly restyle its programming. This includes new on-air presentations, an increase in the number of items aired per hour and the display of item numbers which enables a customer to order an item when it is off the air. During the remainder of 1995, the Company plans additional changes, including combining HSN 1 and HSN 2 into one network, the expansion of its HSN Spree network, and additional improvements in merchandising and programming. These changes are expected to be introduced in the second and third quarters of 1995 and may not be fully implemented until the end of 1995.

     The Company has made significant progress in executing these strategies, which are aimed at long-term improvements in sales by attempting to attract new customers and increase the frequency of sales. However, the initial impact of these changes was a slowdown in sales during the fourth quarter of 1994 and, as anticipated, a decline in sales and operating results during the first quarter of 1995. Sales and operating results through mid-1995 are expected to continue to be negatively affected by these changes. While management believes the Company's new merchandising and programming strategy will ultimately improve results, it estimates the earliest that sales will be positively affected will be the latter half of 1995. There can be no assurance that these changes will achieve management's intended results.

     For the quarter ended March 31, 1995, HSC's merchandise return percentage decreased to 24.1% from 25.0% for the same period in 1994. Management is evaluating the Company's product mix and taking other steps in the area of merchandising, as discussed above, in an attempt to continue to reduce the merchandise return rate. In addition, promotional price discounts increased to 3.5% of HSC sales for the quarter ended March 31, 1995, from 2.3% in the same period in 1994.

     At March 31, 1995, HSC had approximately 5.0 million active members representing a 3.7% increase over March 31, 1994. An active member is defined as an HSC member that has completed a transaction within the last 18 months or placed an order within the last seven months. In addition, 58.8% of active members have made more than one purchase in the last 18 months.

     During 1994, the Company significantly increased its program carriage and believes that future levels of net sales of HSC will be dependent on the success of the new merchandising and programming strategies in increasing market penetration. Market penetration represents the level of active members within a market.

     The following table highlights the changes in the estimated unduplicated television household reach of HSC programming by category for the twelve months ended March 31, 1995:

    ---------------------------------------------------------------------------------------------
                                                    CABLE      BROADCAST     SATELLITE     TOTAL
    ---------------------------------------------------------------------------------------------
                                                            (In thousands of households)
    Balance -- March 31, 1994.....................  34,530       24,946        3,100       62,576
    Net additions.................................   3,016          802          650        4,468
    Shift in classification.......................   3,326       (3,326)          --           --
    Change in Nielsen household counts............      --          336           --          336
                                                    ------     ---------     ---------     ------
    Balance -- March 31, 1995.....................  40,872       22,758        3,750       67,380
                                                    ======      =======       ======       ======

     As of March 31, 1995, there were 94.8 million homes in the United States with a television set, 60.0 million basic cable television subscribers and 3.8 million homes with satellite dish receivers.

     The cable television household growth was achieved through increased cable system carriage of HSC's broadcast signal due to the implementation of "must carry" beginning in September 1993, and the Company's aggressive campaign to obtain contracts for cable carriage of HSC programming. Because HSC programming is now on a cable channel line-up, former broadcast households can now more easily access HSC programming. The decrease in broadcast television households was primarily attributable to the shift in classification from broadcast to cable. This decrease was offset, in part, by the addition of broadcast television households due to changes in the composition of the broadcast television station group with which HSC has affiliation agreements.

     During the remainder of 1995, cable system contracts covering 3.9 million cable subscribers are subject to termination or renewal. This represents 9.5% of the total number of unduplicated cable households receiving HSC programming, exclusive of "must carry" subscribers. The Company is pursuing both renewals and additional cable television system contracts, but channel availability, competition, cost of carriage, cable re-regulation and ownership or affiliation of the Company's competitors with cable system operators are some of the factors affecting the negotiations for cable television system contracts. Although management cannot determine the percentage of expiring contracts that will be renewed or the number of households that will be added through new contracts, management believes that a majority of the contracts will be renewed.

     HSC's market penetration lags behind increases in carriage. As a result of the increase in carriage since late 1993, the Company has initially experienced a decrease in its market penetration. As the new households mature, the Company expects market penetration to improve, but there can be no assurance that this will occur. The Company is developing new marketing programs aimed at increasing consumer awareness of HSC programming to further improve market penetration.

     In addition to the new ventures that commenced in late 1994, HSND and a joint venture with Black Entertainment Television, Inc., and its expanded role in computer on-line interactive shopping, the Company has engaged the services of consultants to assist in developing its planned shopping service, Television

Shopping Mall, which it expects to launch by early 1996. These business activities did not have a material negative impact on the Company's results of operations during the quarter ended March 31, 1995. A full year of these business activities may have a material negative impact on the Company's results of operations in 1995.

     The Company is also engaged in discussions with various entities to explore other new business opportunities. The pursuit of these potential business opportunities may include the creation of new business entities, both domestic and international, development and distribution of broadcast and cable television programming, changes in the Company's broadcast relationships and/or expansion in the carriage of the Company's programming by operators of cable television systems. There can be no assurance that the Company will be able to reach agreements with the necessary parties to pursue these business opportunities.

COST OF SALES

     For the quarter ended March 31, 1995, cost of sales decreased $13.7 million, or 7.8%, to $161.9 million from $175.6 million for the quarter ended March 31, 1994. As a percentage of net sales, cost of sales increased to 66.5% from 64.0% compared to the quarter ended March 31, 1994.

     Cost of sales of HSC decreased $21.8 million for the quarter ended March 31, 1995, which was primarily offset by an increase in cost of sales for HSND of $4.8 million. The remaining increase in cost of sales is attributable to the Company's other subsidiary operations. As a percentage of HSC sales, cost of sales increased to 69.7% from 65.6%, compared to the quarter ended March 31, 1994.

     The dollar decreases in consolidated and HSC's cost of sales relate to the lower sales volumes, and the increases in cost of sales percentages compared to the first quarter of 1994 relate primarily to promotional price discounts, as discussed in "Net Sales."

OPERATING EXPENSES

     The following table highlights the operating expense section from the Company's Condensed Consolidated Statements of Operations, including the dollar and percentage changes for the quarter ended March 31, 1995, compared to the quarter ended March 31, 1994:

    -----------------------------------------------------------------------------------------
                                                         THREE MONTHS
                                                             ENDED
                                                           MARCH 31,
                                                        ---------------       $          %
                                                        1995      1994      CHANGE     CHANGE
    -----------------------------------------------------------------------------------------
                                                               (In millions, except %)
    Selling and marketing.............................  $42.2     $38.2      $4.0       10.4%
    Engineering and programming.......................   25.4      24.2       1.2        4.7
    General and administrative........................   19.3      20.2       (.9)      (4.7)
    Depreciation and amortization.....................    8.9       6.1       2.8       46.7
    Restructuring charge..............................    2.0        --       2.0      100.0
                                                        -----     -----     ------
                                                        $97.8     $88.7      $9.1
                                                        =====     =====     =====

     As a percentage of net sales, these expenses increased to 40.1% from 32.4% compared to the quarter ended March 31, 1994.

SELLING AND MARKETING

     For the quarter ended March 31, 1995, selling and marketing expenses, as a percentage of net sales, increased to 17.3% from 13.9%, compared to the quarter ended March 31, 1994.

     The major components of selling and marketing expenses are detailed below, including the dollar and percentage changes for the quarter ended March 31, 1995, compared to the quarter ended March 31, 1994:

    -----------------------------------------------------------------------------------------
                                                         THREE MONTHS
                                                             ENDED
                                                           MARCH 31,
                                                        ---------------       $          %
                                                        1995      1994      CHANGE     CHANGE
    -----------------------------------------------------------------------------------------
                                                               (In millions, except %)
    Telephone, operator and customer service..........  $12.7     $13.1     $ (.4)      (2.8)%
    Fees to cable system operators:
      Commissions.....................................    7.3       9.8      (2.5)     (25.7)
      Marketing payments for cable advertising........    4.3       7.6      (3.3)     (43.3)
      Performance bonus commissions...................    3.4        .7       2.7      387.2
    HSND selling expenses.............................    6.3        --       6.3      100.0

     Telephone, operator and customer service expenses are typically related to sales, call volume and the number of packages shipped. Although telephone expenses decreased 22.4% compared to the quarter ended March 31, 1994, operator and customer service payroll expenses remained relatively constant in total dollars, while increasing as a percent of sales compared to the quarter ended March 31, 1994. Management is reviewing these expenses, and operator and customer service expenses are expected to fluctuate more in relation to call volume and package volume for the remainder of 1995.

     For the quarter ended March 31, 1995, commissions to cable system operators decreased as a result of the decrease in sales volume.

     Marketing payments for cable advertising, which relate primarily to previous contractual commitments, decreased for the quarter ended March 31, 1995, compared to the quarter ended March 31, 1994. As older agreements expire or are renegotiated and new cable carriage agreements are executed, marketing payments for cable advertising are being replaced by other forms of incentive compensation to cable operators. These include payment of cable distribution fees, as discussed in "Depreciation and Amortization," and performance bonus commissions. Accordingly, marketing payments for cable advertising are expected to continue to decrease, and depreciation and amortization will increase for the remainder of 1995.

     Performance bonus commissions, which commenced in the first quarter of 1994 in connection with new cable agreements, require payments based upon HSC attaining certain sales levels in the cable operator's franchise area. These expenses may increase based upon sales volume and the renewal or addition of cable contracts.

     In addition, cable operators which have executed affiliation agreements to carry HSN 2 are compensated for all sales of HSN 2 within their franchise areas, regardless of whether a customer's order results from watching the program via cable, satellite dish, or on a broadcast television station. Thus, with the advent of "must carry," HSC is paying commissions to cable operators in addition to the hourly affiliation payments made to broadcast television stations. As a result of the above factors, subject to sales volume, fees paid to cable system operators are expected to remain at higher levels in future periods.

     Selling and marketing expenses related to HSND, which primarily consist of media and telephone, operator and customer service expenses, are expected to remain at these levels for the remainder of 1995. The remaining net increase in selling and marketing expenses is attributable to advertising and promotional expenses of the Company's other subsidiary operations. Management believes that total selling and marketing expenses in future periods will be at higher levels as the Company maintains its efforts to increase the number of cable systems carrying HSC programming, increase market penetration through expanded direct mailings and other advertising to customers and develop new electronic retailing opportunities.

ENGINEERING AND PROGRAMMING

     For the quarter ended March 31, 1995, engineering and programming expenses, as a percentage of net sales, increased to 10.4% from 8.8% compared to the quarter ended March 31, 1994.

     Engineering and programming expenses, which increased primarily due to HSND programming costs of $1.3 million for the quarter ended March 31, 1995, are expected to remain relatively constant for the remainder of 1995.

GENERAL AND ADMINISTRATIVE

     For the quarter ended March 31, 1995, general and administrative expenses, as a percentage of net sales, increased to 7.9% from 7.4% compared to the quarter ended March 31, 1994.

     Legal expense and expenses in connection with the Company's executive stock award program and stock appreciation rights granted in 1993 decreased $2.7 million for the quarter ended March 31, 1995, compared to the quarter ended March 31, 1994. The above decreases were offset by increases for the quarter ended March 31, 1995, totaling $1.8 million, in payroll expense, consulting and other administrative expenses.

     Based on present circumstances, management expects general and administrative expenses to remain at current levels for the remainder of 1995.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased primarily due to the amortization of cable distribution fees, which totaled $2.5 million for the quarter ended March 31, 1995. Amortization of these fees is expected to total $10.5 million in 1995 based on existing agreements. This amortization could increase if additional cable distribution fees are paid during the remainder of 1995 in connection with renewing or adding long-term cable system contracts, as discussed in "Net Sales." The balance of the increase in depreciation and amortization is attributable to capital asset additions during the twelve months ended March 31, 1995. Accordingly, depreciation and amortization will be higher for the remainder of 1995.

RESTRUCTURING CHARGE

     The restructuring charge for the quarter ended March 31, 1995, of $2.0 million represents management's estimate of costs to be incurred in connection with the closing of the Company's Reno, Nevada, distribution center, which is expected to be accomplished by June 30, 1995. The decision to close the Reno distribution center was based on an evaluation of the Company's overall distribution strategy. Management believes that consolidation of the Company's distribution facilities will result in better operating efficiencies and increased service to customers.

OTHER INCOME (EXPENSE)

     For the quarter ended March 31, 1995, net other income increased $.1 million to $1.7 million compared to the quarter ended March 31, 1994.

     Interest income decreased $2.9 million for the quarter ended March 31, 1995, compared to the quarter ended March 31, 1994, primarily due to the repayment by Silver King Communications, Inc. ("SKC"), in August 1994, of its indebtedness to the Company. Interest income is expected to further decrease for the remainder of 1995.

     Interest expense decreased $.9 million for the quarter ended March 31, 1995, primarily as a result of the repayment by the Company, in August 1994, of its Senior Term Loans. In late 1994 and the first quarter of 1995, the Company borrowed funds under its amended bank facility and intends to borrow additional amounts in 1995 as discussed in "Financial Position, Liquidity and Capital Resources." Interest expense for the last nine months of 1995 will show an increase as a result of these borrowings and higher interest rates compared to 1994.

     For the quarter ended March 31, 1995, net miscellaneous income increased $2.1 million compared to the quarter ended March 31, 1994. Net miscellaneous income for the quarter ended March 31, 1995, includes the receipt of proceeds from a lawsuit settlement totaling $.6 million, a gain on the sale of other assets of $.6 million and royalty income related to HSND of $.5 million.

INCOME TAXES

     The Company's effective tax rate was a benefit of (39.0)% for the quarter ended March 31, 1995, and an expense of 42.0% for the quarter ended March 31, 1994. The Company's effective tax rate for these periods differed from the statutory rate due primarily to the amortization of goodwill and other acquired intangible assets relating to acquisitions from prior years, state income taxes and the provision for interest on adjustments proposed by the Internal Revenue Service ("IRS"), as discussed in Note D to the Condensed Consolidated Financial Statements included herein. The Company's effective tax rate is expected to vary from the statutory rate for the remainder of 1995.

NET EARNINGS (LOSS)

     The Company had a net loss of $(8.8) million, or $(.10) per share, for the quarter ended March 31, 1995, compared to net earnings of $6.7 million, or $.07 per share, for the quarter ended March 31, 1994. The decrease in results for the quarter ended March 31, 1995, was primarily attributable to a decrease in net sales of $30.6 million and a decrease in gross profit of $16.9 million compared to the quarter ended March 31, 1994. As discussed in "Restructuring Charge," the results for the quarter ended March 31, 1995, included $2.0 million of costs expected to be incurred in connection with the closing of the Company's Reno, Nevada, distribution center.

SEASONALITY

     The Company believes that seasonality does impact its business but not to the same extent it impacts the retail industry in general.

B. FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     The following table highlights various balances and ratios from the Condensed Consolidated Financial Statements included herein:

    -----------------------------------------------------------------------------------------
                                                               MARCH 31,
                                                           -----------------     DECEMBER 31,
                                                            1995       1994          1994
    -----------------------------------------------------------------------------------------
    Cash and cash equivalents (millions).................  $ 20.6     $ 45.7        $ 33.6
    Working capital (millions)...........................  $ 25.7     $ 23.8        $ 23.1
    Current ratio........................................  1.14:1     1.12:1        1.11:1
    Accounts receivable, net (millions)..................  $ 32.0     $ 29.4        $ 40.8
    Inventories, net (millions)..........................  $111.3     $103.5        $118.8
    Inventory turnover (annualized for March periods
      only)..............................................    5.63       6.55          6.36

     Cash and cash equivalents totaled $20.6 million at March 31, 1995, compared to $45.7 million at March 31, 1994, and $33.6 million at December 31, 1994. The principal source of cash for the twelve months ended March 31, 1995, was the repayment by SKC of its obligation to the Company in the amount of $131.2 million and borrowings by the Company under its revolving credit facility. These funds, along with operating funds, were used principally to repay the $110.0 million balance of the Company's Senior Term Loans, pay cable distribution fees of $54.8 million, purchase treasury stock, pay settlements to the IRS in the amount of $19.6 million, pay litigation settlements and pay for $18.1 million of capital expenditures. The principal source of cash for the quarter ended March 31, 1995, was borrowings by the Company under its revolving credit facility. These funds, along with operating funds, were used principally to pay cable distribution fees of $23.5 million, purchase treasury stock, pay litigation settlements and pay for capital expenditures. Net earnings adjusted for non-cash items totaled $39.2 million and $2.6 million for the twelve months and three months ended March 31, 1995, respectively.

     Accounts and notes receivable, net, increased to $32.0 million at March 31, 1995, from $29.4 million at March 31, 1994, and decreased from $40.8 million at December 31, 1994. The primary reason for the increase compared to March 31, 1994, is "FlexPay" sales which resulted in accounts receivable totaling $21.1 million at March 31, 1995, compared to $17.1 million at March 31, 1994. Compared to December 31, 1994,

"FlexPay" accounts receivable decreased from $23.6 million. The Company's financing of "FlexPay" accounts receivable has not had a significant impact on its liquidity position. In addition, on March 27, 1995, Precision Systems, Inc. ("PSi") repaid $2.7 million, plus accrued interest, of its $5.0 million loan from the Company. Under an agreement between the Company and PSi, the remaining principal balance of the loan has been recorded as a prepayment of future monthly software maintenance payments due PSi from the Company through December 1996.

     Inventories, net, increased to $111.3 million at March 31, 1995, from $103.5 million at March 31, 1994, and decreased from $118.8 million at December 31, 1994. The inventory balance is net of a carrying adjustment of $18.3 million at March 31, 1995, which represents a decrease from $26.7 million at March 31, 1994, and from $18.8 million at December 31, 1994. The carrying adjustment decrease from March 31, 1994, and December 31, 1994, to March 31, 1995, relates primarily to merchandise sold through the Company's retail outlet stores.

     Capital expenditures for the quarter ended March 31, 1995 were $3.3 million. The Company estimates capital expenditures will range between $18.0 to $20.0 million for the remainder of 1995.

     On March 29, 1995, the Company's $100.0 million revolving credit facility was amended and increased to $150.0 million, as discussed in Note C to the Condensed Consolidated Financial Statements included herein. The credit facility contains restrictive covenants, some of which under certain circumstances may restrict the total amount of borrowing available and preclude the Company from purchasing its common stock. As of April 30, 1995, $80.0 million was outstanding under this facility.

     In February 1995, the Company paid $9.6 million, plus interest, in connection with litigation settlements, using borrowings under its bank facility. During the remainder of 1995, management expects to pay cable distribution fees, totaling $30.8 million, relating to current contracts with cable system operators to carry HSC programming. Of this amount, $27.6 million is payable to a related party over the next six months along with interest at 1% over one-month LIBOR.

     The Company has agreed to participate in the investor group which was awarded a major league baseball franchise for the Tampa Bay area. The Company's commitment is contingent upon its securing certain merchandising and broadcasting rights with respect to the franchise. If the Company obtains those rights, it has agreed to contribute $10.0 million as a general and limited partner.

     Management believes that available cash, internally generated funds and the credit facility will provide sufficient capital resources to meet the Company's foreseeable needs.

     As of April 30, 1995, the Company has $65.0 million of bank credit lines available to back letters of credit and which are used exclusively to facilitate inventory imports. Presentation of letters of credit by vendors results in an immediate charge to the Company's account with no interest charges incurred. Outstanding letters of credit amounted to $14.9 million at April 30, 1995, leaving $50.1 million available.

     For the quarter ended March 31, 1995, the Company did not pay any cash dividends and does not anticipate paying cash dividends in the immediate future.

     At April 30, 1995, .7 million options to purchase the Company's stock were outstanding and exercisable at prices ranging between $3.25 and $14.75. The exercise of such stock options would result in a cash inflow of $2.0 million to the Company.

     In 1994, the Company's Board of Directors authorized the repurchase of up to an additional $75.0 million of the Company's common stock. In 1994, the Company repurchased 1.3 million shares at a total cost of $13.1 million and in the quarter ended March 31, 1995, the Company repurchased an additional 2.6 million shares at a total additional cost of $21.6 million. The Company may, subject to cash availability, debt covenants and market conditions, continue to repurchase its common stock within the limits set by the Board of Directors. Under the terms of its credit facility, the Company may not repurchase any of its common stock prior to July 1, 1995, and may make purchases thereafter only if it meets certain cash flow ratios.

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

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

     Plaintiffs also alleged that Liberty's disclosures regarding the effectiveness of the Section 203 exemption by the HSN Executive Committee on December 4, 1992, were false and misleading. Plaintiffs asserted that Liberty disregarded the conflicts of interest held by the members of the HSN Executive Committee on the Section 203 exemption, and that Liberty knew that no valid action had been taken by the Company's Board to exempt Liberty from the restrictions under Section 203. The amended complaint alleged that, by asserting that Liberty was exempt from Section 203, Liberty and the other defendants misrepresented a material fact to all sellers of the Company's stock and holders of the Company's stock after the public announcement of the Liberty/RMS Agreement in Principle on December 7, 1992. Plaintiffs also alleged that the Liberty Tender Offer constituted a prohibited "business combination" under
Section 203.

     Plaintiffs also alleged that the members of the Company's Executive Committee (Messrs. Speer, Wandler and Ramsey) had disabling conflicts of interest which prevented the Company's Executive Committee from taking effective action on December 4, 1992, to exempt Liberty from the restrictions of Section
203. The Company and the individual defendants allegedly aided and abetted Liberty in its asserted scheme to misrepresent its status under Section 203. The individual defendants also allegedly breached their fiduciary duties by failing to correct Liberty's asserted misrepresentation of its exemption from Section 203.

     Plaintiffs sought a declaratory judgment that Liberty is subject to Section 203, an award of damages to the plaintiff class members who sold the Company's common stock, and equitable relief.

     On November 16, 1994, the parties reached an agreement to settle the
Section 203 Action subject to several conditions. Under the settlement, all claims which were, could have been or in the future might be asserted by any member of the Section 203 Class against any of the Defendants or their affiliates, which relate to or arise out of, directly or indirectly, the allegations contained in any complaint filed in the Section 203 action (the "Section 203 Claims"), would be dismissed with prejudice. In exchange for the foregoing release of the Section 203 Claims, Liberty and the Company have agreed, among other things, that the consummation of any "business combination," as defined in Section 203, prior to December 4, 1995, between the Company, on the one hand, and Liberty or any of its "affiliates" or "associates," on the other hand (a "Qualifying Business Combination"), shall be subject to the prior approval of the Company's board of directors, and the authorization at an annual or special meeting of the Company's stockholders, and not by written consent, by the affirmative vote of the holders of at least a majority of the outstanding voting stock which is not "owned" by Liberty (the "Section 203 Undertaking").

     The parties to the Section 203 Action also agreed, among other things, that upon the approval by the Delaware Chancery Court of the settlement of the
Section 203 Action, (i) the Section 203 Undertaking shall be binding as against any member of the Section 203 Class, which shall include any holder, purchaser or seller of the Company's stock from and after October 12, 1994, through and including December 4, 1995 (a "Subsequent Company Stockholder"); and (ii) so long as Liberty and the Company comply with the Section 203 Undertaking, no member of the Section 203 Class (including any Subsequent Company Stockholder) shall be entitled to assert that any Qualifying Business Combination (a) is required to be separately approved by the Company's stockholders under any provision of Section 203, or (b) is otherwise subject to, conditioned upon, restricted by or prohibited under any provision of Section 203. Liberty also has agreed that, in the event it consummates a "business combination" (as defined in Section 203) with the Company prior to the hearing on the proposed settlement of the Section 203 Action, Liberty will comply with the Section 203 Undertaking. Plaintiffs' counsel in the Section 203 Action petitioned the Court for an award of attorneys' fees and expenses not to exceed $2.6 million. Liberty agreed to pay plaintiffs' counsel such fees and disbursements as may be awarded by the Delaware Chancery Court in the Section 203 Action, and the Company is not responsible for any of the fees or expenses of plaintiffs' counsel in the
Section 203 Action.

     On January 25, 1995, the Delaware Chancery Court approved the settlement of the Section 203 Action.

     This disclosure is included in this Form 10-Q pursuant to the terms of the above settlement.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 10, 1995, the annual meeting of stockholders was held. Stockholders present or in person by proxy, representing 20,000,000 shares of Class B Common Stock and 64,974,486 shares of Common Stock, voted on the following matters:

     The stockholders elected the following seven directors of the Company to hold office until the next annual meeting of stockholders or until their successors have been duly elected:

  Elected by holders of Common Stock voting as a separate class:

                                                                               NUMBER OF SHARES
                                                                                  FOR WHICH
                                                          NUMBER OF SHARES        AUTHORITY
                                                           CAST IN FAVOR           WITHHELD
                                                          ----------------     ----------------
    J. Anthony Forstmann................................     64,289,967             684,519
    George C. McNamee...................................     64,316,360             658,126

  Elected by holders of Common Stock and Class B Common Stock voting as a single class:

                                                                               NUMBER OF SHARES
                                                                                  FOR WHICH
                                                          NUMBER OF SHARES        AUTHORITY
                                                           CAST IN FAVOR           WITHHELD
                                                          ----------------     ----------------
    Robert R. Bennett...................................     84,259,439             715,047
    John M. Draper......................................     84,273,544             700,942
    David F. Dyer.......................................     84,293,536             680,950
    Leo J. Hindery, Jr. ................................     84,275,305             699,181
    Gerald F. Hogan.....................................     84,312,416             662,070

     The stockholders of both the Common Stock and Class B Common Stock voting as a single class also ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for 1995 as follows:

NUMBER OF SHARES     NUMBER OF SHARES     NUMBER OF SHARES
 CAST IN FAVOR         CAST AGAINST          ABSTAINING
- ----------------     ----------------     ----------------
 84,349,254            136,402              488,830

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                HOME SHOPPING NETWORK, INC.
                                            ------------------------------------
                                                        (Registrant)


Dated  May 12, 1995                               /s/  GERALD F. HOGAN
- ------------------------------------------        ---------------------------------------------
                                                  Gerald F. Hogan
                                                  President and
                                                  Chief Executive Officer

Dated  May 12, 1995                               /s/  KEVIN J. McKEON
- ------------------------------------------        ---------------------------------------------
                                                  Kevin J. McKeon
                                                  Senior Vice President,
                                                  Accounting & Finance
                                                  and Treasurer
                                                  (Principal Financial Officer)

Dated  May 12, 1995                               /s/  BRIAN J. FELDMAN
- ------------------------------------------        ---------------------------------------------
                                                  Brian J. Feldman
                                                  Controller
                                                  (Chief Accounting Officer)

                                EXHIBIT INDEX


Exhibit No.                     Description
- -----------                     -----------

    27          Financial Data Schedule (for SEC purposes only)