Form 10-Q
period 1995-06-30
HOME SHOPPING NETWORK INC
filed 1995-08-14
CIK 791024

                                     LOGO
                            HOME SHOPPING NETWORK
                                  FORM 10-Q

                            For the Quarter Ended
                                June 30, 1995

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

                  Total number of shares of outstanding stock
(net of 6,986,000 shares of common stock held in treasury) as of August 1, 1995:

                      Common stock.........................  70,633,629
                      Class B common stock.................  20,000,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

----------------------------------------------------------------------------------------
                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                              JUNE 30,                   JUNE 30,
                                       -----------------------     ---------------------
                                         1995           1994         1995         1994
----------------------------------------------------------------------------------------
                                             (In thousands, except per share data)
NET SALES............................  $246,659       $274,005     $490,269     $548,220
Cost of sales........................   166,156        178,803      328,091      354,418
                                       --------       --------     --------     --------
           Gross profit..............    80,503         95,202      162,178      193,802
                                       --------       --------     --------     --------
Operating expenses:
  Selling and marketing..............    41,433         39,078       83,580       77,246
  Engineering and programming........    24,082         24,809       49,439       49,033
  General and administrative.........    21,089         20,134       40,383       40,388
  Depreciation and amortization......     8,956          6,932       17,900       13,027
  Restructuring charge...............        --             --        2,041           --
                                       --------       --------     --------     --------
                                         95,560         90,953      193,343      179,694
                                       --------       --------     --------     --------
           Operating profit (loss)...   (15,057)         4,249      (31,165)      14,108
Other income (expense):
  Interest income....................       466          3,628        1,021        7,077
  Interest expense...................    (2,058)        (2,089)      (3,277)      (4,176)
  Miscellaneous......................     1,178         (2,498)       3,525       (2,252)
                                       --------       --------     --------     --------
                                           (414)          (959)       1,269          649
                                       --------       --------     --------     --------
Earnings (loss) before income
  taxes..............................   (15,471)         3,290      (29,896)      14,757
Income tax expense (benefit).........    (5,735)         1,382      (11,361)       6,198
                                       --------       --------     --------     --------
NET EARNINGS (LOSS)..................  $ (9,736)      $  1,908     $(18,535)    $  8,559
                                       =========      =========    =========    =========
Net earnings (loss) per common
  share..............................  $   (.11)      $    .02     $   (.21)    $    .09
                                       =========      =========    =========    =========
Weighted average shares
  outstanding........................    90,606         94,949       90,897       95,008
                                       =========      =========    =========    =========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

-----------------------------------------------------------------------------------------
                                                         JUNE 30,
                                                   ---------------------     DECEMBER 31,
ASSETS                                               1995         1994           1994
-----------------------------------------------------------------------------------------
                                                               (In thousands)
CURRENT ASSETS
Cash and cash equivalents........................  $ 15,684     $ 28,852       $ 33,648
Accounts and notes receivable, net...............    27,817       29,271         40,841
Income taxes receivable..........................     8,607           --          2,816
Note and interest receivable from related
  party..........................................        --      130,007             --
Inventories, net.................................   107,598      102,421        118,801
Deferred income taxes............................    16,115       24,693         22,108
Other current assets, net........................    11,824       10,523         10,632
                                                   --------     --------     ------------
           Total current assets..................   187,645      325,767        228,846
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment.................   107,523      104,089        106,144
Buildings and leasehold improvements.............    75,692       72,810         74,514
Furniture and other equipment....................    47,427       42,467         46,183
                                                   --------     --------     ------------
                                                    230,642      219,366        226,841
  Less accumulated depreciation and
     amortization................................   124,527      108,264        116,697
                                                   --------     --------     ------------
                                                    106,115      111,102        110,144
Land.............................................    17,833       17,695         17,774
Construction in progress.........................     2,925        3,321          3,182
                                                   --------     --------     ------------
                                                    126,873      132,118        131,100
OTHER ASSETS
Cable distribution fees, net ($34,295, $20,034,
  and $34,174, respectively, to related
  parties).......................................    94,759       32,535         67,978
Long-term investment in related party............    10,000       10,000         10,000
Other non-current assets.........................     9,873        5,246          8,575
                                                   --------     --------     ------------
                                                    114,632       47,781         86,553
                                                   --------     --------     ------------
                                                   $429,150     $505,666       $446,499
                                                   =========    =========    ===========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

-----------------------------------------------------------------------------------------
                                                         JUNE 30,
                                                   ---------------------     DECEMBER 31,
       LIABILITIES AND STOCKHOLDERS' EQUITY          1995         1994           1994
-----------------------------------------------------------------------------------------
                                                               (In thousands)
CURRENT LIABILITIES
Current maturities of long-term obligations....... $  1,540     $ 85,947       $  1,690
Accounts payable..................................   91,439       84,992         75,264
Income taxes payable..............................       --       14,732             --
Accrued liabilities:
  Programming fees ($16,282, $19,703 and $26,591,
     respectively, to related parties)............   36,200       34,612         50,170
  Sales returns...................................    8,647       11,638         12,304
  Sales taxes.....................................    5,184        5,791             --
  Litigation settlements..........................    4,850       14,450         14,450
  Treasury stock..................................       --           --         13,109
  Other...........................................   32,318       31,155         38,786
                                                   --------     --------     ------------
           Total current liabilities..............  180,178      283,317        205,773
LONG-TERM OBLIGATIONS (net of current
  maturities).....................................   77,365        1,255         27,491
DEFERRED INCOME TAXES.............................    5,348        8,978          6,792
COMMITMENTS AND CONTINGENCIES.....................       --           --             --
STOCKHOLDERS' EQUITY
Preferred stock -- $.01 par value; authorized
  500,000 shares, no shares issued and
  outstanding.....................................       --           --             --
Common stock -- $.01 par value; authorized
  150,000,000 shares, issued 77,603,129 and
  77,458,979 shares at June 30, 1995 and 1994,
  respectively, and 77,553,329 shares at December
  31, 1994........................................      776          775            776
Class B -- convertible common stock -- $.01 par
  value; authorized, issued and outstanding,
  20,000,000 shares at June 30, 1995 and 1994 and
  December 31, 1994, respectively.................      200          200            200
Additional paid-in capital........................  167,787      166,108        167,463
Retained earnings.................................   51,025       61,342         69,560
Treasury stock -- 6,986,000 and 3,105,700 common
  shares at June 30, 1995 and 1994, respectively,
  and 4,440,700 common shares at December 31,
  1994, at cost...................................  (48,718)     (14,027)       (27,136)
Unearned compensation.............................   (4,811)      (2,282)        (4,420)
                                                   --------     --------     ------------
                                                    166,259      212,116        206,443
                                                   --------     --------     ------------
                                                   $429,150     $505,666       $446,499
                                                   =========    =========    ===========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

------------------------------------------------------------------------------------------------------------------
                                            CLASS B
                                          CONVERTIBLE   ADDITIONAL
                                 COMMON     COMMON       PAID-IN     RETAINED   TREASURY     UNEARNED
                                 STOCK       STOCK       CAPITAL     EARNINGS    STOCK     COMPENSATION    TOTAL
------------------------------------------------------------------------------------------------------------------
                                                                  (In thousands)
BALANCE AT JANUARY 1, 1994......  $762       $ 206       $160,371    $ 52,783   $(14,027)    $ (3,541)    $196,554
Issuance of common stock upon
  exercise of stock options.....     7          --          3,974          --         --           --        3,981
Income tax benefit related to
  executive stock award program
  and stock options exercised...    --          --          1,763          --         --           --        1,763
Expense related to executive
  stock award program...........    --          --             --          --         --        1,259        1,259
Conversion of Class B common
  stock to common stock.........     6          (6)            --          --         --           --           --
Net earnings for the six months
  ended June 30, 1994...........    --          --             --       8,559         --           --        8,559
                                 ------      -----      ----------   --------   --------   ------------   --------
BALANCE AT JUNE 30, 1994........  $775       $ 200       $166,108    $ 61,342   $(14,027)    $ (2,282)    $212,116
                                 ======== ==========    =========    =========  =========  ============   =========
BALANCE AT JANUARY 1, 1995......  $776       $ 200       $167,463    $ 69,560   $(27,136)    $ (4,420)    $206,443
Issuance of common stock upon
  exercise of stock options.....    --          --            274          --         --           --          274
Income tax benefit related to
  executive stock award program
  and stock options exercised...    --          --             50          --         --           --           50
Expense related to executive
  stock award program...........    --          --             --          --         --          363          363
Unearned compensation related to
  employee equity participation
  plan..........................    --          --             --          --         --       (1,264)      (1,264)
Expense related to employee
  equity participation plan.....    --          --             --          --         --          510          510
Purchase of treasury stock, at
  cost..........................    --          --             --          --    (21,582)          --      (21,582)
Net loss for the six months
  ended June 30, 1995...........    --          --             --     (18,535)        --           --      (18,535)
                                 ------      -----      ----------   --------   --------   ------------   --------
BALANCE AT JUNE 30, 1995........  $776       $ 200       $167,787    $ 51,025   $(48,718)    $ (4,811)    $166,259
                                 ======== ==========    =========    =========  =========  ============   =========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

----------------------------------------------------------------------------------------------
                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                         ---------------------
                                                                           1995         1994
----------------------------------------------------------------------------------------------
                                                                            (In thousands)
Cash flows from operating activities:
Net earnings (loss)....................................................  $(18,535)    $  8,559
Adjustments to reconcile net earnings (loss) to net cash provided by
  (used in) operating activities:
     Depreciation and amortization.....................................    12,353       12,381
     Amortization of cable distribution fees...........................     5,547          646
     Deferred income taxes.............................................     4,549        5,250
     Loss on disposition of wholly-owned subsidiary....................        --        2,854
     Change in stock appreciation rights and common stock issued for
      services provided................................................      (414)         682
     Inventory carrying value adjustment...............................    (2,642)      (3,427)
     Provision for losses on accounts and notes receivable.............       (36)         217
     (Gain) loss on sale of assets.....................................       (19)         144
     Equity in (earnings) losses of unconsolidated affiliates..........        16          (93)
     Change in current assets and liabilities:
       (Increase) decrease in accounts receivable......................     7,835       (1,587)
       Increase in income taxes receivable.............................    (5,791)          --
       Decrease in inventories.........................................    13,845       11,936
       (Increase) decrease in other current assets.....................       105       (2,453)
       Increase (decrease) in accounts payable.........................    16,175       (3,866)
       Increase (decrease) in accrued liabilities and income taxes
        payable........................................................   (27,174)      19,573
     Increase in cable distribution fees...............................   (32,328)     (33,181)
     Stock purchases for employee benefit plan.........................    (1,264)          --
                                                                         --------     --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES..........   (27,778)      17,635
                                                                         --------     --------
Cash flows from investing activities:
  Capital expenditures.................................................    (7,044)      (7,404)
  Proceeds from long-term notes receivable.............................     2,907        2,320
  Increase in intangible assets........................................    (1,577)        (993)
  (Increase) decrease in other non-current assets......................      (703)         731
  Proceeds from sale of assets.........................................       925        2,086
                                                                         --------     --------
          NET CASH USED IN INVESTING ACTIVITIES........................    (5,492)      (3,260)
                                                                         --------     --------
Cash flows from financing activities:
  Net borrowings from unsecured credit facility........................    50,000           --
  Purchases of treasury stock..........................................   (34,691)          --
  Principal payments on long-term obligations..........................      (277)     (25,070)
  Proceeds from issuance of common stock...............................       274        3,981
                                                                         --------     --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES..........    15,306      (21,089)
                                                                         --------     --------
NET DECREASE IN CASH AND CASH EQUIVALENTS..............................   (17,964)      (6,714)
Cash and cash equivalents at beginning of period.......................    33,648       35,566
                                                                         --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................  $ 15,684     $ 28,852
                                                                         ========     ========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

     The interim Condensed Consolidated Financial Statements of Home Shopping Network, Inc. and Subsidiaries (the "Company") are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the years ended December 31, 1994 and 1993, the four months ended December 31, 1992 and the year ended August 31, 1992. Certain amounts in the Condensed Consolidated Financial Statements for the six month period ended June 30, 1994, have been reclassified to conform to the 1995 presentation.

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

NOTE B -- COMMITMENTS AND CONTINGENCIES

  Litigation

     A consolidated class action initiated in 1990 is pending against the Company in the Court of Common Pleas of Bucks County, Pennsylvania. The complaints allege violation of the Pennsylvania Unfair Trade Practices and Consumer Protection Law with respect to the Company's pricing practices for diamond and imitation diamond jewelry. Plaintiffs seek compensatory damages of at least $100 per class member, treble damages, attorneys' fees, costs, interest and other relief on behalf of all Pennsylvania residents who purchased any jewelry containing diamonds or imitation diamonds from the Home Shopping Club between December 27, 1984 and May 20, 1991. Substantial discovery has been taken in the case. Motions for summary judgment filed by Plaintiffs and the Company have been denied. The Company believes that it has meritorious defenses and is vigorously defending this action.

     The Company is also involved in various other lawsuits either as plaintiff or defendant. In the opinion of management, the ultimate outcome of these other lawsuits should not have a material impact on the Company's liquidity, results of operations or financial condition.

NOTE C -- CREDIT FACILITY

     The Company's $150.0 million revolving credit facility, as amended on June 28, 1995, expires on August 30, 1997. Borrowings under this facility may be used for general corporate purposes. The total amount available to be drawn under this facility is dependent upon, among other things, future operating cash flow performance. The interest rate on borrowings under the credit facility is tied to LIBOR plus a margin based on the Company's total borrowings and operating cash flow results. At June 30, 1995, the Company was in compliance with all covenants contained in the credit facility. At August 14, 1995, $95.0 million was outstanding under this facility.

NOTE D -- INCOME TAXES

     The Company's federal income tax returns have previously been examined by the Internal Revenue Service ("IRS") for all years through August 31, 1989. All assessments relating to these examinations have been paid. The assessments included a disallowance of deductions for royalty payments made to a then related party.

     On May 12, 1995, the IRS completed its examination of the Company's federal income tax returns for fiscal years 1990 and 1991, proposing adjustments resulting in income tax deficiencies of $3.0 million,

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                        NOTES TO CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

primarily related to the previously discussed royalty payments. The Company also made such royalty payments during fiscal years 1992 through early 1993. It is expected that the deductibility of these payments will also be challenged by the IRS upon audit. The Company has made adequate provision for this issue for all of the above years.

     The Company continues to maintain that it has meritorious positions regarding the deductibility of these payments and intends to file a refund claim with the IRS for the payment made for years through fiscal 1989 and will contest the assessment for this matter on open tax years.

     The Company's federal income tax returns for fiscal years ended August 31, 1992, 1993, and 1994 are currently under examination by the IRS. No additional proposed adjustments relating to such years have been brought to management's attention.

     The Company has incurred pre-tax financial statement and tax losses for the six months ended June 30, 1995, totaling $29.8 million and $40.9 million, respectively. Should such tax losses still exist at December 31, 1995, $8.9 million may be carried back to obtain an income tax refund at the Company's option. Management believes that it is more likely than not that it will generate future taxable income sufficient to realize this tax benefit which expires December 31, 2010. This belief is based upon, among other things, merchandising and programming strategies instituted by new senior management which are aimed at long-term improvements in sales and operating results, reducing merchandise return rates, obtaining additional program carriage and increasing market penetration. Accordingly, the Company has recognized an asset related to these carry-forwards and no valuation allowance has been provided.

NOTE E -- RESTRUCTURING CHARGE

     During the six months ended June 30, 1995, the Company recorded a charge of $2.0 million covering employee and other costs related to the closing of its fulfillment center in Reno, Nevada. The restructuring was completed by June 30, 1995. During the six months ended June 30, 1995, payments totaling $.5 million were made related to this charge.

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

     Supplemental disclosures of cash flow information:

    --------------------------------------------------------------------------------------
                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                      --------------------
                                                                       1995          1994
    --------------------------------------------------------------------------------------
                                                                         (In thousands)
    CASH PAID FOR:
      Interest......................................................  $ 2,580       $4,640
      Income taxes..................................................      385           39
    CASH RECEIVED FOR:
      Income tax refund.............................................   10,725           --

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                        NOTES TO CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

     On March 27, 1995, Precision Systems, Inc. ("PSi") repaid $2.7 million, plus accrued interest, of its $5.0 million loan from the Company. Under an agreement between the Company and PSi, the remaining principal balance of the loan has been recorded as a prepayment of future monthly software maintenance payments due PSi by the Company through December 1996.

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

A.  CONSOLIDATED RESULTS OF OPERATIONS

     The following discussion presents the material changes in the consolidated results of operations of the Company which have occurred in the second quarter and first six months of 1995, compared with the same periods in 1994. Reference should also be made to the Condensed Consolidated Financial Statements included herein.

     All tables and discussion included herein calculate the percentage changes using actual dollar amounts, versus rounded dollar amounts.

NET SALES

     For the quarter and six months ended June 30, 1995, net sales for the Company decreased $27.3 million, or 10.0%, to $246.7 million from $274.0 million and $58.0 million, or 10.6%, to $490.3 million from $548.2 million, respectively, compared to the same periods in 1994. Net sales of HSC decreased $34.7 million, or 14.1%, and $81.0 million, or 16.3%, for the quarter and six months ended June 30, 1995. HSC's sales reflect decreases of 17.9% and 17.2% in the number of packages shipped while the average price per unit sold increased 6.6% and 2.3% for the quarter and six months ended June 30, 1995, respectively, compared to the same periods in 1994. The decreases in HSC sales for the quarter and six months ended June 30, 1995, were somewhat offset by sales of $5.3 million and $17.1 million, respectively, by the Company's infomercial joint venture, HSN Direct Joint Venture ("HSND"), which commenced operations during the third quarter of 1994. The remaining increases in sales are attributable to the Company's other subsidiary operations.

     Since September 1994, the Company has appointed new senior management personnel with expertise in merchandising and has also instituted procedures intended to improve purchasing and other merchandising practices. Management's strategies include offering a greater variety of products, developing strong private label lines, selling higher margin items and offering name brand and other high quality merchandise. Management attributes HSC's decline in net sales for the quarter and six months ended June 30, 1995, to the initial impact of the Company's new merchandising and programming strategies.

     Since June 5, 1995, the Company has operated two full-time networks renamed HSN, the primary network, and Spree!. On August 5, 1995, the Company relaunched the HSN network with more scheduled programs and theme related shows, new sets, graphics and music. During the third quarter of 1995, the Company will relaunch the Spree! network with a casual, fun format, including new graphics, music and less scheduled programming. These changes, which are ongoing, are designed to eliminate programming redundancies, distinguish the networks and reach a broader range of potential customers.

     The Company has made significant progress in executing these strategies, which are aimed at long-term improvements in sales by attracting new customers and increasing the frequency of repeat purchases. However, sales and operating results through the third quarter of 1995, when compared to the prior year, are expected to continue to be negatively affected by these changes. While management believes the Company's new merchandising and programming strategies will improve results, it estimates the earliest that sales and operating results will be positively affected, when compared to the prior year, will be the fourth quarter of 1995. There can be no assurance that these changes will achieve management's intended results.

     For the quarter and six months ended June 30, 1995, HSC's merchandise return percentage increased to 25.1% from 23.4%, and to 24.6% from 24.2%, respectively, compared to the same periods in 1994. Management is evaluating the Company's product mix and taking other steps in the area of merchandising, as discussed above, in an attempt to reduce the merchandise return rate. Promotional price discounts remained constant at 2.9% of HSC sales for the quarter ended June 30, 1995, and increased to 3.2% from 2.6% of HSC sales for the six months ended June 30, 1995, compared to the same periods in 1994.

     At June 30, 1995, HSC had approximately 4.9 million active members representing a 2.7% increase over June 30, 1994. An active member is defined as a customer that has completed a transaction within the last 18 months or placed an order within the last seven months. In addition, 58.8% of active members have made more than one purchase in the last 18 months, compared to 61.2% at June 30, 1994.

     Since late 1993, the Company has significantly increased its program carriage and believes that future levels of net sales of HSC will be dependent on the success of the new merchandising and programming strategies in increasing market penetration. Market penetration represents the level of active members within a market.

     The following table highlights the changes in the estimated unduplicated television household reach of HSC programming by category for the twelve months ended June 30, 1995:

    ---------------------------------------------------------------------------------------------
                                                          CABLE    BROADCAST   SATELLITE   TOTAL
    ---------------------------------------------------------------------------------------------
                                                               (In thousands of households)
    Households -- June 30, 1994.........................  35,571      24,399       3,750   63,720
    Net additions.......................................   2,434         164          --    2,598
    Shift in classification.............................   3,585      (3,585)         --       --
    Change in Nielsen household counts..................      --         316          --      316
                                                          ------   ---------   ---------   ------
    Households -- June 30, 1995.........................  41,590      21,294       3,750   66,634
                                                          ======     =======      ======   ======

     As of June 30, 1995, there were 94.8 million homes in the United States with a television set, 60.0 million basic cable television subscribers and 3.8 million homes with satellite dish receivers.

     The cable television household growth was achieved through increased cable system carriage of HSC's broadcast signal due to the implementation of "must carry" beginning in September 1993, and the Company's aggressive campaign to obtain contracts for cable carriage of HSC programming. Because HSC programming is now on a cable channel line-up, former broadcast households can more easily access HSC programming. The decrease in broadcast television households was primarily attributable to the shift in classification from broadcast to cable. This decrease was offset, in part, by the addition of broadcast television households due to changes in the composition of the broadcast television station group with which HSC has affiliation agreements. In addition to the households in the above table, approximately 4.0 million unduplicated cable television households are reached by the Spree! network.

     During the remainder of 1995, cable system contracts covering 3.5 million cable subscribers are subject to termination or renewal. This represents 8.4% of the total number of unduplicated cable households receiving HSC programming, exclusive of "must carry" subscribers. The Company is pursuing both renewals and additional cable television system contracts, but channel availability, competition, cost of carriage and cable re-regulation are some of the factors affecting the negotiations for cable television system contracts. Although management cannot determine the percentage of expiring contracts that will be renewed or the number of households that will be added through new contracts, management believes that a majority of these contracts will be renewed.

     HSC's market penetration lags behind increases in carriage. As a result of the increase in carriage since late 1993, the Company has initially experienced a decrease in its market penetration. As the new households mature, the Company expects market penetration to improve, but there can be no assurance that this will occur. Beginning in the third quarter of 1995, in connection with the relaunch of its programming networks, the Company is embarking on a national advertising campaign including television and print media. These efforts are aimed at increasing consumer awareness of HSC programming to improve market penetration.

     The Company has postponed further development of its planned shopping service, Television Shopping Mall ("TSM"). Costs related to TSM did not have a material negative impact on the Company's results of operations during the quarter and six months ended June 30, 1995.

COST OF SALES

     For the quarter and six months ended June 30, 1995, cost of sales decreased $12.6 million, or 7.1%, to $166.2 million from $178.8 million and $26.3 million, or 7.4%, to $328.1 million from $354.4 million, respectively, compared to the same periods in 1994. As a percentage of net sales, cost of sales increased to 67.4% from 65.3% and to 66.9% from 64.6% for the quarter and six months ended June 30, 1995, respectively, compared to the same periods in 1994.

     Cost of sales of HSC decreased $18.0 million and $39.8 million, respectively, for the quarter and six months ended June 30, 1995, which was somewhat offset by increases in cost of sales for HSND of $2.4 million and $7.1 million, respectively. The remaining increase in cost of sales is attributable to the Company's other subsidiary operations. As a percentage of HSC's net sales, cost of sales increased to 69.7% from 67.1% and to 69.7% from 66.4%, for the quarter and six months ended June 30, 1995, compared to the same periods in 1994.

     The dollar decreases in consolidated and HSC's cost of sales relate to the lower sales volumes. The increases in cost of sales percentage compared to the second quarter and first six months of 1994 relate to warehouse sales and other promotional events. These events offered price discounts and were held in connection with, among other things, the Company's distribution center restructuring.

OPERATING EXPENSES

     The following table highlights the operating expense section from the Company's Condensed Consolidated Statements of Operations, including the dollar and percentage changes for the quarter and six months ended June 30, 1995, compared to the same periods in 1994:

    ---------------------------------------------------------------------------------------------
                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                             JUNE 30, 1995                   JUNE 30, 1995
                                       --------------------------      --------------------------
                                         $         $         %           $         $         %
                                       AMOUNT    CHANGE    CHANGE      AMOUNT    CHANGE    CHANGE
    ---------------------------------------------------------------------------------------------
                                                        (In millions, except %)
    Selling and marketing............  $41.4      $2.4       6.0%      $ 83.6    $ 6.3       8.2 %
    Engineering and programming......   24.1       (.7)    (2.9)         49.4       .4        .8
    General and administrative.......   21.1        .9       4.7         40.4       --        --
    Depreciation and amortization....    9.0       2.0      29.2         17.9      4.9      37.4
    Restructuring charge.............     --        --        --          2.0      2.0     100.0
                                       ------    ------                ------    ------
                                       $95.6      $4.6                 $193.3    $13.6
                                       ======    =====                 ======    =====

     As a percentage of net sales, these expenses increased to 38.7% from 33.2%, and to 39.4% from 32.8%, respectively, for the quarter and six months ended June 30, 1995, compared to the same periods in 1994.

     In August of 1995, management instituted measures aimed at streamlining operations primarily by reducing its work force and other operating expenses. Although these changes will result in future reductions to operating expenses, the Company will incur costs related to severance in the third quarter of 1995.

SELLING AND MARKETING

     For the quarter and six months ended June 30, 1995, selling and marketing expenses, as a percentage of net sales, increased to 16.8% from 14.3%, and to 17.0% from 14.1%, respectively, compared to the same periods in 1994.

     The major components of selling and marketing expenses are detailed below, including the dollar and percentage changes for the quarter and six months ended June 30, 1995, compared to the same periods in 1994:

    ---------------------------------------------------------------------------------------------
                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                             JUNE 30, 1995                   JUNE 30, 1995
                                       --------------------------      --------------------------
                                         $         $         %           $         $         %
                                       AMOUNT    CHANGE    CHANGE      AMOUNT    CHANGE    CHANGE
    ---------------------------------------------------------------------------------------------
                                                        (In millions, except %)
    Telephone, operator and customer
      service........................  $13.3     $ (.4 )    (2.9 )%    $26.0     $ (.7 )    (2.6 )%
    Fees to cable systems operators:
      Commissions....................    7.5      (2.2 )   (22.8 )      14.8      (4.7 )   (24.2 )
      Marketing payments for cable
         advertising.................    4.8      (3.2 )   (38.0 )       9.1      (6.5 )   (41.8 )
      Performance bonus
         commissions.................    3.4       2.0     149.3         6.8       4.7     230.3
    HSND selling expenses............    2.7       2.7     100.0         9.0       9.0     100.0

     Telephone, operator and customer service expenses are typically related to sales, call volume and the number of packages shipped. Although telephone expenses decreased 11.4% and 17.0%, respectively, for the quarter and six months ended June 30, 1995, compared to the same periods in 1994, operator and customer service payroll expenses remained relatively constant in total dollars, while increasing as a percent of sales, compared to the quarter and six months ended June 30, 1994. This was due to the expansion of customer service operating hours, in March 1995, to seven days a week, twenty-four hours a day. Management is reviewing these expenses, and operator and customer service expenses are expected to fluctuate more in relation to call and package volume for the remainder of 1995.

     For the quarter and six months ended June 30, 1995, commissions to cable system operators decreased as a result of the decrease in sales.

     Marketing payments for cable advertising, which relate primarily to previous contractual commitments, decreased for the quarter and six months ended June 30, 1995, compared to the same periods in 1994. As older agreements expire or are renegotiated and new cable carriage agreements are executed, marketing payments for cable advertising are being replaced by other forms of incentive compensation to cable operators. These include payment of cable distribution fees, as discussed in "Depreciation and Amortization," and performance bonus commissions which require payments based upon HSC attaining certain sales levels in the cable operator's franchise area. Accordingly, marketing payments for cable advertising are expected to continue to decrease, and depreciation and amortization and performance bonus commissions will increase for the remainder of 1995.

     In addition, cable operators which have executed affiliation agreements to carry the Company's programming are compensated for all sales within their franchise areas, regardless of whether a customer's order results from watching the program via cable, satellite dish, or on a broadcast television station. Thus, with the advent of "must carry," HSC is paying commissions to cable operators in addition to the hourly affiliation payments made to broadcast television stations. As a result of the above factors, subject to sales volume, fees paid to cable system operators are expected to remain at higher levels in future periods.

     Selling and marketing expenses related to HSND, which primarily consist of media and telephone, operator and customer service expenses, are expected to fluctuate in relation to HSND sales levels for the remainder of 1995. The remaining net increase in selling and marketing expenses is attributable to advertising and promotional expenses of the Company's other subsidiary operations. Management believes that total selling and marketing expenses in future periods will be at higher levels as the Company maintains its efforts to increase the number of cable systems carrying the Company's programming and increase market penetration through expanded direct mailings and other advertising, as discussed in "Net Sales".

ENGINEERING AND PROGRAMMING

     For the quarter and six months ended June 30, 1995, engineering and programming expenses, as a percentage of net sales, increased to 9.8% from 9.1%, and to 10.1% from 8.9%, respectively, compared to the same periods in 1994.

     The decrease in engineering and programming expenses for the quarter ended June 30, 1995, and increase for the six months then ended, compared to the same periods in 1994, was due to lower broadcast costs of $1.0 million and $1.2 million, respectively, offset by HSND programming costs of $.2 million and $1.5 million, respectively. Engineering and programming expenses are expected to remain relatively constant for the remainder of 1995.

GENERAL AND ADMINISTRATIVE

     For the quarter and six months ended June 30, 1995, general and administrative expenses, as a percentage of net sales, increased to 8.5% from 7.3%, and to 8.2% from 7.4%, respectively, compared to the same periods in 1994.

     Payroll expense, consulting and other administrative expenses increased by $2.3 million and $4.1 million for the quarter and six months ended June 30, 1995, respectively. These increases were partially offset by decreases in legal expense and expenses in connection with the Company's executive stock award program and stock appreciation rights granted in 1993 totaling $1.4 million and $4.1 million, respectively, for the quarter and six months ended June 30, 1995, compared to the same periods in 1994.

     Based on present circumstances, management expects general and administrative expenses to remain at current levels for the remainder of 1995.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased primarily due to the amortization of cable distribution fees, which increased $2.4 million and $4.9 million, respectively, for the quarter and six months ended June 30, 1995. Amortization of these fees is expected to total $11.8 million in 1995 based on existing agreements. This amortization could increase if additional cable contracts are entered into during the remainder of 1995 in connection with renewing or adding long-term cable subscribers, as discussed in "Net Sales." Accordingly, depreciation and amortization will be higher for the remainder of 1995.

RESTRUCTURING CHARGE

     The restructuring charge for the six months ended June 30, 1995, of $2.0 million, represents management's estimate of costs to be incurred in connection with the closing of the Company's Reno, Nevada, distribution center, which was accomplished in June 1995. The decision to close the Reno distribution center was based on an evaluation of the Company's overall distribution strategy. Management believes that consolidation of the Company's distribution facilities will result in better operating efficiencies and improved service to customers.

OTHER INCOME (EXPENSE)

     For the quarter and six months ended June 30, 1995, the Company had net other expense of $.4 million and net other income of $1.3 million, respectively, compared to net other expense of $1.0 million and net other income of $.6 million, respectively, for the same periods in 1994.

     Interest income decreased $3.2 million and $6.1 million, respectively, for the quarter and six months ended June 30, 1995, compared to the same periods in 1994, primarily due to the repayment by Silver King Communications, Inc. ("SKC"), in August 1994, of its indebtedness to the Company. Interest income is expected to further decrease for the remainder of 1995, compared to 1994.

     Interest expense decreased $.9 million for the six months ended June 30, 1995, primarily as a result of the repayment by the Company, in August 1994, of its Senior Term Loans. For the quarter ended June 30, 1995, interest expense remained constant with the same period in 1994 due to borrowings by the Company under its amended bank facility in late 1994 and the first half of 1995. The Company intends to borrow additional amounts during the remainder of 1995. Interest expense for the last six months of 1995 will show an increase compared to 1994 as a result of these borrowings and higher interest rates.

     For the quarter and six months ended June 30, 1995, the Company had net miscellaneous income of $1.2 million and $3.5 million, respectively, which primarily include the receipt of proceeds from lawsuit settlements of $.4 million and $1.0 million, respectively, royalty income related to HSND of $.2 million and $.7 million, respectively, and a gain of $.6 million on the sale of other assets in the first quarter of 1995. For the quarter and six months ended June 30, 1994, the Company had net miscellaneous expense of $2.5 million and $2.3 million, respectively, due to a $2.9 million loss on the sale of the common stock of the Company's former wholly-owned subsidiary, HSN Mistix Corporation.

INCOME TAXES

     The Company's effective tax rates were benefits of (37.1)% and (38.0)% for the quarter and six months ended June 30, 1995, respectively, and an expense of 42.0% for the quarter and six months ended June 30, 1994. The Company's effective tax rate for these periods differed from the statutory rate due primarily to the amortization of goodwill and other acquired intangible assets relating to acquisitions from prior years, state income taxes and the provision for interest on adjustments proposed by the Internal Revenue Service ("IRS"), as discussed in Note D to the Condensed Consolidated Financial Statements included herein. The Company's effective tax rate is expected to vary from the statutory rate for the remainder of 1995.

NET EARNINGS (LOSS)

     The Company had a net loss of $(9.7) million, or $(.11) per share, for the quarter ended June 30, 1995, compared to net earnings of $1.9 million, or $.02 per share, for the quarter ended June 30, 1994. For the six months ended June 30, 1995, the Company had a net loss of $(18.5) million, or $(.21) per share, compared to net earnings of $8.6 million, or $.09 per share in the same period of 1994. The decreases in net income for the quarter and six months ended June 30, 1995, were primarily attributable to decreases in net sales of $27.3 million and $58.0 million and decreases in gross profit of $14.7 million and $31.6 million, respectively, compared to the quarter and six months ended June 30, 1994. As discussed in "Restructuring Charge," the results for the six months ended June 30, 1995, include $2.0 million of costs expected to be incurred in connection with the closing of the Company's Reno, Nevada, distribution center.

SEASONALITY

     The Company believes that seasonality does impact its business but not to the same extent it impacts the retail industry in general.

B.  FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     The following table highlights various balances and ratios from the Condensed Consolidated Financial Statements included herein:

    ------------------------------------------------------------------------------------------
                                                                JUNE 30,
                                                           ------------------     DECEMBER 31,
                                                            1995        1994          1994
    ------------------------------------------------------------------------------------------
    Cash and cash equivalents (millions).................  $  15.7     $ 28.9        $ 33.6
    Working capital (millions)...........................  $   7.5     $ 42.5        $ 23.1
    Current ratio........................................   1.04:1     1.15:1        1.11:1
    Accounts and notes receivable, net (millions)........  $  27.8     $ 29.3        $ 40.8
    Inventories, net (millions)..........................  $ 107.6     $102.4        $118.8
    Inventory turnover for the quarter (annualized for
      June periods only).................................     6.07       6.95          6.36
    Inventory turnover for six months (annualized for
      June periods only).................................     5.80       6.64          6.36

     Cash and cash equivalents totaled $15.7 million at June 30, 1995, compared to $28.9 million at June 30, 1994, and $33.6 million at December 31, 1994. The principal sources of cash for the twelve months ended June 30, 1995, were the repayment by SKC of its obligation to the Company in the amount of $130.0 million and borrowings by the Company under its revolving credit facility. These funds, along with operating funds, were used principally to repay the $85.0 million balance of the Company's Senior Term Loans, pay cable distribution fees of $65.3 million, purchase treasury stock, pay settlements to the IRS in the amount of $19.6 million, pay litigation settlements and pay for $18.2 million of capital expenditures.

     The principal source of cash for the six months ended June 30, 1995, was borrowings by the Company under its revolving credit facility. These funds, along with operating funds, were used principally to pay cable distribution fees of $42.8 million, purchase treasury stock, pay litigation settlements and pay for capital expenditures. Net earnings adjusted for non-cash items totaled $24.6 million and $.8 million for the twelve months and six months ended June 30, 1995, respectively.

     Accounts and notes receivable, net, decreased to $27.8 million at June 30, 1995, from $29.3 million at June 30, 1994, and from $40.8 million at December 31, 1994. The primary reason for the decreases is "FlexPay" accounts receivable which totaled $16.8 million at June 30, 1995, compared to $17.9 million at June 30, 1994, and $23.6 million at December 31, 1994. The Company's financing of "FlexPay" accounts receivable has not had a significant impact on its liquidity position. In addition, on March 27, 1995, Precision Systems, Inc. ("PSi") repaid $2.7 million, plus accrued interest, of its $5.0 million loan from the Company. Under an agreement between the Company and PSi, the remaining principal balance of the loan has been recorded as a prepayment of future monthly software maintenance payments due PSi from the Company through December 1996.

     Inventories, net, increased to $107.6 million at June 30, 1995, from $102.4 million at June 30, 1994, and decreased from $118.8 million at December 31, 1994. The inventory balance is net of a carrying value adjustment of $16.1 million at June 30, 1995, which represents a decrease from $21.8 million at June 30, 1994, and from $18.8 million at December 31, 1994.

     Capital expenditures for the six months ended June 30, 1995, were $7.0 million. The Company estimates capital expenditures will range between $9.0 million and $10.0 million for the remainder of 1995.

     On June 28, 1995, the Company entered into an amendment to its $150.0 million revolving credit facility. The amendment provides the Company with more flexibility with respect to certain of its financial covenants and the amount of borrowings available, through June 30, 1996. However, there remain restrictions on borrowings and repurchases of the Company's common stock based upon future cash flow levels. As of August 14, 1995, $95.0 million was outstanding under this facility.

     In February 1995, the Company paid $9.6 million, plus interest, in connection with litigation settlements, using borrowings under its bank facility. During the remainder of 1995, management expects to pay cable distribution fees, totaling $24.0 million, relating to current contracts with cable system operators to carry HSC programming. Of this amount, $15.8 million is payable to a related party over the next four months along with interest at 1% over one-month LIBOR.

     In July 1995, the Company paid $4.0 million for a 20.0% interest in Body By Jake Enterprises, L.L.C. This investment will be accounted for under the cost method.

     Because of a decision made by major league baseball regarding investments of HSN's major shareholder in other professional sports ventures, the Company will not participate in the major league baseball franchise for the Tampa Bay area.

     In management's opinion, available cash, internally generated funds, the credit facility, and other sources of financing which management believes are readily available, will provide sufficient capital resources to meet the Company's foreseeable needs.

     As of July 31, 1995, the Company has $58.0 million of bank credit lines available to back letters of credit which are used exclusively to facilitate inventory imports. Presentation of letters of credit by vendors results in an immediate charge to the Company's account with no interest charges incurred. Outstanding letters of credit amounted to $22.5 million at July 31, 1995, leaving $35.5 million available.

     For the quarter ended June 30, 1995, the Company did not pay any cash dividends and does not anticipate paying cash dividends in the immediate future.

     At July 31, 1995, .8 million options to purchase the Company's common stock were outstanding and exercisable at prices ranging between $3.25 and $14.75. The exercise of such stock options would result in a cash inflow of $2.4 million to the Company.

     In 1994, the Company's Board of Directors authorized the repurchase of up to an additional $75.0 million of the Company's common stock. In 1994, the Company repurchased 1.3 million shares at a total cost of $13.1 million and in the quarter ended March 31, 1995, the Company repurchased an additional 2.6 million shares at a total additional cost of $21.6 million. The Company may, subject to cash availability, debt covenants and market conditions, continue to repurchase its common stock within the limits set by the Board of Directors. Under the terms of its credit facility, the Company may repurchase its common stock only if it meets certain cash flow ratios.

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

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 10.37 First Amendment, dated as of March 29, 1995, to the Second Amended and Restated Credit Agreement.

Exhibit 10.38 Second Amendment, dated as of June 28, 1995, to the Second Amended and Restated Credit Agreement.

Exhibit 27    Financial Data Schedule (SEC use only).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HOME SHOPPING NETWORK, INC.
                                            ------------------------------------
                                                   (Registrant)


Dated August 14, 1995                         /s/              GERALD F. HOGAN
       ------------------------               -----------------------------------------------
                                              Gerald F. Hogan
                                              President and Chief
                                              Executive Officer


Dated August 14, 1995                         /s/              KEVIN J. MCKEON
       ------------------------               -----------------------------------------------
                                              Kevin J. McKeon
                                              Senior Vice President, Accounting & Finance
                                              and Treasurer
                                              (Principal Financial Officer)


Dated August 14, 1995                         /s/              BRIAN J. FELDMAN
       ------------------------               -----------------------------------------------
                                              Brian J. Feldman
                                              Controller
                                              (Chief Accounting Officer)


                                      LOGO

                            HOME SHOPPING NETWORK