Form 10-Q
period 1995-09-30
HOME SHOPPING NETWORK INC
filed 1995-11-06
CIK 791024

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

                  Total number of shares of outstanding stock
 (net of 6,986,000 shares of common stock held in treasury) as of November 1, 1995:

                      Common stock..............  70,680,879
                      Class B common stock......  20,000,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

-------------------------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                  ---------------------     ---------------------
                                                    1995         1994         1995         1994
-------------------------------------------------------------------------------------------------
                                                       (In thousands, except per share data)
NET SALES.......................................  $239,894     $276,612     $730,163     $824,832
Cost of sales...................................   162,311      178,992      490,402      533,410
                                                  --------     --------     --------     --------
  Gross profit..................................    77,583       97,620      239,761      291,422
                                                  --------     --------     --------     --------
Operating expenses:
  Selling and marketing.........................    38,857       36,529      122,437      113,775
  Engineering and programming...................    24,399       24,721       73,838       73,754
  General and administrative....................    18,114       18,184       58,497       58,572
  Depreciation and amortization.................    11,614        7,594       29,514       20,621
  Other charges.................................     5,427           --        5,427           --
  Restructuring charge..........................        --           --        2,041           --
                                                  --------     --------     --------     --------
                                                    98,411       87,028      291,754      266,722
                                                  --------     --------     --------     --------
     Operating profit (loss)....................   (20,828)      10,592      (51,993)      24,700
Other income (expense):
  Interest income...............................       413        1,696        1,434        8,773
  Interest expense..............................    (2,581)        (779)      (5,858)      (4,955)
  Miscellaneous.................................       344        1,163        3,869       (1,089)
  Litigation....................................    (3,200)          --       (3,200)          --
                                                  --------     --------     --------     --------
                                                    (5,024)       2,080       (3,755)       2,729
                                                  --------     --------     --------     --------
Earnings (loss) before income taxes and
  extraordinary item............................   (25,852)      12,672      (55,748)      27,429
Income tax expense (benefit)....................    (8,151)       5,323      (19,512)      11,521
                                                  --------     --------     --------     --------
Earnings (loss) before extraordinary item.......   (17,701)       7,349      (36,236)      15,908
Extraordinary item -- loss on early
  extinguishment of long-term obligations, net
  of taxes......................................        --         (924)          --         (924)
                                                  --------     --------     --------     --------
NET EARNINGS (LOSS).............................  $(17,701)    $  6,425     $(36,236)    $ 14,984
                                                  ========     ========     ========     ========
Earnings (loss) per common share:
  Earnings (loss) before extraordinary item.....  $   (.20)    $    .08     $   (.41)    $    .17
  Extraordinary item, net.......................        --         (.01)          --         (.01)
                                                  --------     --------     --------     --------
  Net earnings (loss)...........................  $   (.20)    $    .07     $   (.41)    $    .16
                                                  ========     ========     ========     ========
Weighted average shares outstanding.............    90,646       95,053       90,812       95,094
                                                  ========     ========     ========     ========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

-----------------------------------------------------------------------------------------------
                                                               SEPTEMBER 30,
                                                           ---------------------   DECEMBER 31,
                         ASSETS                              1995         1994         1994
-----------------------------------------------------------------------------------------------
                                                                      (In thousands)
CURRENT ASSETS
Cash and cash equivalents................................  $ 20,438     $ 43,666     $ 33,648
Accounts and notes receivable, net.......................    31,734       44,709       40,841
Income taxes receivable..................................        --           --        2,816
Inventories, net.........................................   136,822      117,706      118,801
Deferred income taxes....................................    36,532       23,252       22,108
Other current assets, net................................    11,789       13,156       10,632
                                                           --------     --------   ------------
          Total current assets...........................   237,315      242,489      228,846
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment.........................   107,936      105,315      106,144
Buildings and leasehold improvements.....................    75,114       73,698       74,514
Furniture and other equipment............................    47,397       43,115       46,183
                                                           --------     --------   ------------
                                                            230,447      222,128      226,841
  Less accumulated depreciation and amortization.........   128,405      112,724      116,697
                                                           --------     --------   ------------
                                                            102,042      109,404      110,144
Land.....................................................    17,711       17,915       17,774
Construction in progress.................................     3,940        4,700        3,182
                                                           --------     --------   ------------
                                                            123,693      132,019      131,100
OTHER ASSETS
Cable distribution fees, net ($33,354, $33,958, and
  $34,174, respectively, to related parties).............    94,977       56,644       67,978
Long-term investments ($10,000 in a related party).......    14,000       10,000       10,000
Other non-current assets.................................     7,719        9,126        8,575
                                                           --------     --------   ------------
                                                            116,696       75,770       86,553
                                                           --------     --------   ------------
                                                           $477,704     $450,278     $446,499
                                                           ========     ========   ============

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

-----------------------------------------------------------------------------------------------
                                                               SEPTEMBER 30,
                                                           ---------------------   DECEMBER 31,
          LIABILITIES AND STOCKHOLDERS' EQUITY               1995         1994         1994
-----------------------------------------------------------------------------------------------
                                                                      (In thousands)
CURRENT LIABILITIES
Current maturities of long-term obligations..............  $  1,540     $  1,710     $  1,690
Accounts payable.........................................   116,854       99,867       75,264
Income taxes payable.....................................     3,263        5,705           --
Accrued liabilities:
  Programming fees ($4,322, $36,118 and $26,591,
     respectively, to related parties)...................    23,457       49,193       50,170
  Sales returns..........................................     9,654       12,677       12,304
  Litigation settlements.................................     8,050       14,450       14,450
  Sales taxes............................................     5,172        6,709        7,173
  Treasury stock.........................................        --           --       13,109
  Other..................................................    38,399       31,290       31,613
                                                           --------     --------   ------------
          Total current liabilities......................   206,389      221,601      205,773
LONG-TERM OBLIGATIONS (net of current maturities)........   116,040        2,706       27,491
DEFERRED INCOME TAXES....................................     5,814        6,444        6,792
COMMITMENTS AND CONTINGENCIES............................        --           --           --
STOCKHOLDERS' EQUITY
Preferred stock -- $.01 par value; authorized 500,000
  shares, no shares issued and outstanding...............        --           --           --
Common stock -- $.01 par value; authorized 150,000,000
  shares, issued 77,665,879 and 77,515,329 shares at
  September 30, 1995 and 1994, respectively, and
  77,553,329 shares at December 31, 1994.................       777          775          776
Class B -- convertible common stock -- $.01 par value;
  authorized, issued and outstanding, 20,000,000
  shares.................................................       200          200          200
Additional paid-in capital...............................   168,266      166,499      167,463
Retained earnings........................................    33,324       67,767       69,560
Treasury stock -- 6,986,000 and 3,105,700 common shares
  at September 30, 1995 and 1994, respectively, and
  4,440,700 common shares at December 31, 1994, at
  cost...................................................   (48,718)     (14,027)     (27,136)
Unearned compensation....................................    (4,388)      (1,687)      (4,420)
                                                           --------     --------   ------------
                                                            149,461      219,527      206,443
                                                           --------     --------   ------------
                                                           $477,704     $450,278     $446,499
                                                           ========     ========   ============

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

------------------------------------------------------------------------------------------------------------------
                                                CLASS B
                                              CONVERTIBLE   ADDITIONAL                         UNEARNED
                                     COMMON     COMMON       PAID-IN     RETAINED   TREASURY   COMPEN-
                                     STOCK       STOCK       CAPITAL     EARNINGS    STOCK      SATION     TOTAL
------------------------------------------------------------------------------------------------------------------
                                                                    (In thousands)
BALANCE AT JANUARY 1, 1994..........  $762       $ 206       $160,371    $ 52,783   $(14,027)  $(3,541)   $196,554
Issuance of common stock upon
  exercise of stock options.........     7          --          4,288          --         --        --       4,295
Income tax benefit related to
  executive stock award program and
  stock options exercised...........    --          --          1,840          --         --        --       1,840
Expense related to executive stock
  award program.....................    --          --             --          --         --     1,854       1,854
Conversion of Class B common stock
  to common stock...................     6          (6)            --          --         --        --          --
Net earnings for the nine months
  ended September 30, 1994..........    --          --             --      14,984         --        --      14,984
                                     ------      -----       --------    --------   --------   --------   --------
BALANCE AT SEPTEMBER 30, 1994.......  $775       $ 200       $166,499    $ 67,767   $(14,027)  $(1,687)   $219,527
                                     =====       =====       ========    ========   ========   ========   ========
BALANCE AT JANUARY 1, 1995..........  $776       $ 200       $167,463    $ 69,560   $(27,136)  $(4,420)   $206,443
Issuance of common stock upon
  exercise of stock options.........     1          --            622          --         --        --         623
Income tax benefit related to
  executive stock award program and
  stock options exercised...........    --          --            181          --         --        --         181
Expense related to executive stock
  award program.....................    --          --             --          --         --       531         531
Unearned compensation related to
  employee equity participation
  plan..............................    --          --             --          --         --    (1,264 )    (1,264)
Expense related to employee equity
  participation plan................    --          --             --          --         --       765         765
Purchase of treasury stock, at
  cost..............................    --          --             --          --    (21,582)       --     (21,582)
Net loss for the nine months ended
  September 30, 1995................    --          --             --     (36,236)        --        --     (36,236)
                                      ----       -----       --------    --------   --------   --------   --------
BALANCE AT SEPTEMBER 30, 1995.......  $777       $ 200       $168,266    $ 33,324   $(48,718)  $(4,388)   $149,461
                                      ====       =====       ========    ========   ========   ========   ========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

----------------------------------------------------------------------------------------------
                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                      ------------------------
                                                                        1995           1994
----------------------------------------------------------------------------------------------
                                                                          (In thousands)
Cash flows from operating activities:
  Net earnings (loss)...............................................  $(36,236)      $  14,984
  Adjustments to reconcile net earnings (loss) to net cash provided by
     (used in) operating activities:
       Depreciation and amortization................................    20,834          18,630
       Amortization of cable distribution fees......................     8,680           1,991
       Deferred income taxes........................................   (15,402)          4,157
       Loss on disposition of wholly-owned subsidiary...............        --           2,854
       Inventory carrying value adjustment..........................     1,973          (3,155)
       Change in stock appreciation rights ("SARs") and common stock
        issued for services provided................................     1,296             691
       Provision for losses on accounts and notes receivable........      (724)            227
       Loss on sale of assets.......................................       541             102
       Equity in (earnings) losses of unconsolidated affiliates.....        21             (51)
       Loss on retirement of long term obligations..................        --           1,491
       Change in current assets and liabilities:
          (Increase) decrease in accounts and interest receivable...     4,516          (9,504)
          Decrease in income taxes receivable.......................     2,816              --
          Increase in inventories...................................   (19,994)         (3,621)
          (Increase) decrease in other current assets...............       140          (5,837)
          Increase in accounts payable..............................    41,590          11,009
          Increase (decrease) in accrued liabilities and income
            taxes payable...........................................   (27,534)         27,882
       Increase in cable distribution fees..........................   (35,679)        (58,635)
       Stock purchases for employee benefit plan....................    (1,264)             --
                                                                      --------       ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.......   (54,426)          3,215
                                                                      --------       ---------
Cash flows from investing activities:
  Capital expenditures..............................................   (10,247)        (13,000)
  Increase in long-term investments.................................    (4,000)             --
  Proceeds from long-term notes receivable..........................     2,984         131,587
  Increase in intangible assets.....................................    (2,378)         (3,789)
  Increase in other non-current assets..............................    (1,004)         (5,708)
  Proceeds from sale of assets......................................     1,530           2,259
                                                                      --------       ---------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.......   (13,115)        111,349
                                                                      --------       ---------
Cash flows from financing activities:
  Net borrowings from secured credit facility.......................    90,000              --
  Purchases of treasury stock.......................................   (34,691)             --
  Principal payments on long-term obligations.......................    (1,601)       (110,759)
  Proceeds from issuance of common stock............................       623           4,295
                                                                      --------       ---------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.......    54,331        (106,464)
                                                                      --------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................   (13,210)          8,100
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................    33,648          35,566
                                                                      --------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................  $ 20,438       $  43,666
                                                                      ========       =========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

     The interim Condensed Consolidated Financial Statements of Home Shopping Network, Inc. and Subsidiaries (the "Company" or "HSN") are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the years ended December 31, 1994 and 1993, the four months ended December 31, 1992 and the year ended August 31, 1992. Certain amounts in the Condensed Consolidated Financial Statements for the nine month period ended September 30, 1994, have been reclassified to conform to the 1995 presentation.

     In the opinion of the Company, all adjustments necessary for a fair presentation of such Condensed Consolidated Financial Statements have been included. Such adjustments consist of normal recurring items and nonrecurring items as discussed in Notes E and F. Interim results are not necessarily indicative of results for a full year. The interim Condensed Consolidated Financial Statements and Notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's annual Consolidated Financial Statements and Notes thereto.

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

     The Company has reached agreement in principle to settle this case on the following terms. Customers who present adequate proof of purchase during the class period will have the option of receiving a cash payment or a discount certificate for the purchase of HSN merchandise during the following twelve months. Under the proposed settlement agreement, $2.5 million will be the maximum cash payment required from the Company with respect to all costs relating to the settlement, including costs of administration, fees and expenses of the attorneys for the class, cash settlement payments to the class and all other payments. The Company will be entitled to a refund of any cash not used for these purposes.

     If certificates representing a maximum discount of more than $5.2 million would be issuable under the settlement, the Company has the right to require that the certificates be pro-rated among those who elect to receive them.

     The settlement is subject to execution of definitive agreements by the parties and approval by the Court, after notice and hearing.

     During the quarter ended September 30, 1995, the Company accrued a balance sufficient to cover anticipated costs in connection with the resolution of this and other pending litigation.

     The Company is also involved in various other lawsuits either as plaintiff or defendant. In the opinion of management, the ultimate outcome of these other lawsuits should not have a material impact on the Company's liquidity, results of operations or financial condition.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE C -- CREDIT FACILITY

     The Company's $150.0 million revolving credit facility, was amended on September 28, 1995. The amended credit facility now expires on April 1, 1997, is secured by the capital stock of Home Shopping Club, Inc. ("HSC") and HSN Realty, Inc. ("Realty"), wholly-owned subsidiaries of HSN, and provides the Company with full availability of the facility and increased flexibility with respect to certain of its financial covenants. Borrowings under this facility may be used for general corporate purposes. The interest rate on borrowings under the credit facility is tied to LIBOR plus a margin based on the Company's total borrowings and operating cash flow results. At September 30, 1995, the Company was in compliance with all covenants contained in the credit facility. At November 6, 1995, $120.0 million was outstanding under this facility. Fees relating to the credit facility amendments totaled $2.7 million during the nine months ended September 30, 1995.

     In addition to the above credit facility, the Company also has a $25.0 million committed bank credit line, secured by the capital stock of HSC and Realty, and a $15.0 million uncommitted unsecured facility. These facilities back letters of credit used exclusively to facilitate inventory importation. At October 31, 1995, outstanding letters of credit amounted to $14.0 million leaving $11.0 million of these bank credit lines available. Outstanding letters of credit are limited to a total of $25.0 million at any time, under the terms of the revolving credit facility discussed above.

NOTE D -- INCOME TAXES

     On May 12, 1995, the Internal Revenue Service ("IRS") completed its examination of the Company's federal income tax returns for fiscal years 1990 and 1991, proposing adjustments resulting in income tax deficiencies of $3.0 million, primarily related to the disallowance of royalty payments made to a previously related party. The Company also made such royalty payments during fiscal years 1992 through early 1993. The deductibility of these payments will also be challenged by the IRS upon audit. The Company has made adequate provision for this issue for all of the above years.

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

     The Company has incurred tax losses for the nine months ended September 30, 1995 totaling $56.3 million. The Company will carry back $8.9 million to obtain an income tax refund. Any remaining tax loss (presently $47.4 million) would be carried forward and would expire on December 31, 2010. Management believes that it will generate future taxable income sufficient to realize this tax benefit prior to its expiration. This belief is based upon, among other things, merchandising and programming strategies aimed at long-term improvements in sales and operating results, obtaining additional program carriage and increasing market penetration. Accordingly, the Company has recognized an asset related to these carryforwards and no valuation allowance has been provided.

NOTE E -- RESTRUCTURING CHARGE

     During the nine months ended September 30, 1995, the Company recorded a charge of $2.0 million covering employee and other costs related to the closing of its fulfillment center in Reno, Nevada. The restructuring was completed by June 30, 1995. During the nine months ended September 30, 1995, payments totaling $1.3 million were made related to this charge.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE F -- OTHER CHARGES

     During the quarter ended September 30, 1995, the Company recorded $5.4 million in "Other Charges." These consisted of severance pay of $2.0 million related to a reduction in work force, and $2.1 million of payments to the former president and chief executive officer as provided for under his employment agreement in connection with the termination of his employment. In addition, the Company recorded a write-down of inventory totaling $1.3 million to net realizable value based on the planned disposition of Ortho-Vent, Inc., one of its mail order subsidiaries. An additional $2.4 million, related to name lists of Ortho-Vent, Inc. were written off and included in "Depreciation and Amortization."

NOTE G -- EARNINGS (LOSS) PER COMMON SHARE

     Primary earnings (loss) per common share is based on net earnings (loss) divided by the weighted average common shares outstanding giving effect to stock options when dilutive. Fully diluted earnings per share is not materially different from primary earnings per share in any period presented.

NOTE H -- STATEMENTS OF CASH FLOWS

     For purposes of reporting cash flows, cash and cash equivalents include cash and short-term investments. Short-term investments consist primarily of auction preferred shares, money market funds and certificates of deposit with original maturities of less than 91 days.

     Supplemental disclosures of cash flow information:

    --------------------------------------------------------------------------------------
                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                       -------------------
                                                                        1995        1994
    --------------------------------------------------------------------------------------
                                                                         (In thousands)
    CASH PAID FOR:
      Interest.....................................................    $ 4,363     $ 5,839
      Income taxes.................................................        385      15,064
    CASH RECEIVED FOR:
      Income tax refund............................................     11,006         227

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

A.  CONSOLIDATED RESULTS OF OPERATIONS

     The following discussion presents the material changes in the consolidated results of operations of the Company which have occurred in the third quarter and first nine months of 1995, compared with the same periods in 1994. Reference should also be made to the Condensed Consolidated Financial Statements included herein.

     All tables and discussion included herein calculate the percentage changes using actual dollar amounts, versus rounded dollar amounts.

NET SALES

     For the quarter and nine months ended September 30, 1995, net sales for the Company decreased $36.7 million, or 13.3%, to $239.9 million from $276.6 million and $94.7 million, or 11.5%, to $730.2 million from $824.8 million, respectively, compared to the same periods in 1994. Net sales of HSC decreased $49.9 million, or 19.5%, and $130.9 million, or 17.4%, for the quarter and nine months ended September 30, 1995. HSC's sales reflect decreases of 29.2% and 21.1% in the number of packages shipped while the average price per unit sold increased 18.1% and 6.9% for the quarter and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. The decreases in HSC sales were offset by sales increases by the Company's infomercial joint venture, HSN Direct Joint Venture ("HSND"), and wholly-owned subsidiaries, HSN Mail Order, Inc., ("Mail Order") and Vela Research, Inc. ("Vela") totaling $11.5 million and $36.5 million, respectively, for the quarter and nine months ended September 30, 1995.

     Since September 1994, the Company has appointed new management personnel with expertise in merchandising and has also instituted procedures intended to improve purchasing and other merchandising practices. Management's strategies include offering a greater variety of products, developing strong private label lines, selling higher margin items and offering name brand and other high quality merchandise. Management attributes HSC's decline in net sales for the quarter and nine months ended September 30, 1995, to the impact of the Company's new merchandising and programming strategies.

     Since June 5, 1995, the Company has operated two full-time networks renamed HSN, the primary network, and Spree! On August 5, 1995, the Company relaunched the HSN network with more scheduled programs and theme related shows, new sets, graphics and music. During the third quarter of 1995, the Company relaunched the Spree! network with a casual, fun format, including new graphics, music and less scheduled programming. These changes, which are ongoing, are designed to eliminate programming redundancies, distinguish the networks and reach a broader range of potential customers.

     The Company has made significant progress in executing these strategies, which are aimed at long-term improvement in sales by attracting new customers and increasing the frequency of repeat purchases. While management believes the Company's new merchandising and programming strategies will improve both sales and operating results, the fourth quarter of 1995, when compared to the prior year, may continue to be negatively affected by these changes. Management has also instituted additional promotional programs to help increase sales, including no interest and no payments through February 1996 for certain purchases made using the Company's private label credit card. There can be no assurance that these changes will achieve management's intended results.

     For the quarter and nine months ended September 30, 1995, HSC's merchandise return percentage increased to 27.6% from 25.0%, and to 25.6% from 24.5%, respectively, compared to the same periods in 1994. The increase in return rates is attributable, in part, to an increase in average price per unit and, in part, to returns resulting from promotional events. Management expects return rates to remain at higher levels in the fourth quarter when compared to the prior year. Promotional price discounts decreased to 2.4% from 2.7% of HSC sales for the quarter ended September 30, 1995, and increased to 2.9% from 2.6% of HSC sales for the nine months ended September 30, 1995, compared to the same periods in 1994.

     At September 30, 1995 and 1994, HSC had approximately 4.8 million active members. An active member is defined as a customer that has completed a transaction within the last 18 months or placed an order within the last seven months. In addition, 59.1% of active members have made more than one purchase in the last 18 months, compared to 59.9% at September 30, 1994.

     Since late 1993, the Company has significantly increased its program carriage and believes that future levels of net sales of HSC will be dependent on the success of the new merchandising and programming strategies in increasing market penetration. Market penetration represents the level of active members within a market.

     The following table highlights the changes in the estimated unduplicated television household reach of HSN, the Company's primary network, by category for the twelve months ended September 30, 1995:

    ---------------------------------------------------------------------------------------------
                                                          CABLE    BROADCAST   SATELLITE   TOTAL
    ---------------------------------------------------------------------------------------------
                                                               (In thousands of households)
    Households -- September 30, 1994....................  38,005     23,855      3,750     65,610
    Net additions/(deletions)...........................   4,015       (864)        --      3,151
    Shift in classification.............................   1,456     (1,456)        --         --
    Change in Nielsen household counts..................      --        187         --        187
                                                          ------   ---------   ---------   ------
    Households -- September 30, 1995....................  43,476     21,722      3,750     68,948
                                                          ======    =======     ======     ======

     As of September 30, 1995, there were 95.3 million homes in the United States with a television set, 62.1 million basic cable television subscribers and 3.8 million homes with satellite dish receivers.

     The cable television household growth was achieved through increased cable system carriage of HSC's broadcast signal due to the implementation of "must carry" beginning in September 1993, and the Company's aggressive campaign to obtain contracts for cable carriage of HSC programming. Because HSC programming is now on a cable channel line-up, former broadcast households can more easily access HSC programming. The decrease in broadcast television households was primarily attributable to the shift in classification from broadcast to cable. An additional decrease was due to changes in the composition of the broadcast television station group with which HSC has affiliation agreements. In addition to the households in the above table, approximately 23.3 million cable television households are reached by the Spree! network, of which 15.2 million are on a part-time basis. Of the total cable television households receiving Spree!, 19.8 million also receive HSN.

     During the remainder of 1995, cable system contracts covering 1.6 million cable subscribers are subject to termination or renewal. This represents 3.8% of the total number of unduplicated cable households receiving HSN. The Company is pursuing both renewals and additional cable television system contracts, but channel availability, competition, cost of carriage and cable re-regulation are some of the factors affecting the negotiations for cable television system contracts. Although management cannot determine the percentage of expiring contracts that will be renewed or the number of households that will be added through new contracts, management believes that a majority of these contracts will be renewed.

     HSC's market penetration lags behind increases in carriage. As a result of the increase in carriage which began in late 1993, the Company has experienced a decrease in its market penetration. As the new households mature, the Company expects market penetration to improve, but there can be no assurance that this will occur. Beginning in the third quarter of 1995, in connection with the relaunch of its programming networks, the Company embarked on a national advertising campaign including television and print media. These efforts are aimed at increasing consumer awareness of HSC programming to improve market penetration.

COST OF SALES

     For the quarter and nine months ended September 30, 1995, cost of sales decreased $16.7 million, or 9.3%, to $162.3 million from $179.0 million and $43.0 million, or 8.1%, to $490.4 million from $533.4 million, respectively, compared to the same periods in 1994. As a percentage of net sales, cost of sales increased to 67.7% from 64.7% and to 67.2% from 64.7% for the quarter and nine months ended September 30, 1995, respectively, compared to the same periods in 1994.

     Cost of sales of HSC for the quarter and nine months ended September 30, 1995, decreased $25.7 million and $65.5 million, respectively. This was primarily offset by increases in cost of sales by HSND, Mail Order and Vela totaling $7.8 million and $20.6 million, respectively, for the quarter and nine months ended September 30, 1995. As a percentage of HSC's net sales, cost of sales increased to 70.1% from 66.5% and to 69.8% from 66.4%, for the quarter and nine months ended September 30, 1995, compared to the same periods in 1994.

     The 1995 dollar decreases in consolidated and HSC's cost of sales, compared to the same 1994 periods, relate to the lower sales volumes. The comparative increases in cost of sales percentages relate to warehouse sales and other promotional events. These events offered price discounts and were designed to accommodate the Company's distribution center restructuring and to sell existing merchandise to make room for new merchandise receipts late in the third quarter in preparation for the holiday selling season.

OPERATING EXPENSES

     The following table highlights the operating expense section from the Company's Condensed Consolidated Statements of Operations, including the dollar and percentage changes for the quarter and nine months ended September 30, 1995, compared to the same periods in 1994:

    ---------------------------------------------------------------------------------------------
                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30, 1995         SEPTEMBER 30, 1995
                                              ------------------------   ------------------------
                                                $        $        %        $        $        %
                                              AMOUNT   CHANGE   CHANGE   AMOUNT   CHANGE   CHANGE
    ---------------------------------------------------------------------------------------------
                                                            (In millions, except %)
    Selling and marketing...................  $38.9    $ 2.4      6.4 %  $122.4   $ 8.7       7.6%
    Engineering and programming.............   24.4      (.3 )   (1.3 )    73.9      .1        .1
    General and administrative..............   18.1      (.1 )    (.4 )    58.5     (.1 )     (.1)
    Depreciation and amortization...........   11.6      4.0     52.9      29.5     8.9      43.1
    Other charges...........................    5.4      5.4    100.0       5.4     5.4     100.0
    Restructuring charge....................     --       --       --       2.0     2.0     100.0
                                              ------   ------            ------   ------
                                              $98.4    $11.4             $291.7   $25.0
                                              ======   =====             ======   =====

     As a percentage of net sales, these expenses increased to 41.0% from 31.5%, and to 40.0% from 32.3%, respectively, for the quarter and nine months ended September 30, 1995, compared to the same periods in 1994.

     In August of 1995, management instituted measures aimed at streamlining operations primarily by reducing its work force and other operating expenses. Although these changes resulted in some reduction in individual categories of operating expenses in the quarter ended September 30, 1995 and will result in future reductions to operating expenses, the Company incurred additional costs in the third quarter of 1995 in connection with these measures. See "Other Charges."

SELLING AND MARKETING

     For the quarter and nine months ended September 30, 1995, selling and marketing expenses, as a percentage of net sales, increased to 16.2% from 13.2%, and to 16.8% from 13.8%, respectively, compared to the same periods in 1994.

     The major components of selling and marketing expenses are detailed below, including the dollar and percentage changes for the quarter and nine months ended September 30, 1995, compared to the same periods in 1994:

    -------------------------------------------------------------------------------------------
                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                              SEPTEMBER 30, 1995          SEPTEMBER 30, 1995
                                           ------------------------    ------------------------
                                             $        $        %         $       $        %
                                           AMOUNT   CHANGE   CHANGE    AMOUNT  CHANGE   CHANGE
    -------------------------------------------------------------------------------------------
                                                         (In millions, except %)
    Telephone, operator and customer
      service............................. $11.3    $(1.4 )  (11.2 )%  $37.3   $(2.1 )     (5.4)%
    Fees to cable systems operators:
      Commissions.........................   8.0     (1.2 )  (12.9 )    22.8    (5.9 )    (20.6)
      Marketing payments for cable
         advertising......................   4.2       .6     18.4      12.8    (5.9 )    (31.7)
      Performance bonus commissions.......   3.0      (.6 )  (17.9 )     9.8     4.1       71.9
    HSND selling expenses.................    .6       --       --       9.6     9.0    1,593.8

     Telephone, operator and customer service expenses are typically related to sales, call volume and the number of packages shipped. For the quarter and nine months ended September 30, 1995, telephone costs decreased due to a $1.4 million rebate for past telephone charges from the Company's long distance telephone carrier in connection with a new contract for telephone services. This contract will also result in lower future telephone rates compared to prior periods. HSC telephone and operator costs decreased $.9 million and $1.3 million for the quarter and nine months ended September 30, 1995, respectively, due to lower call volume. In addition, the sale in the second quarter of 1994 of the Company's former wholly-owned subsidiary, HSN Mistix Corporation ("Mistix"), resulted in a $2.0 million decrease in telephone and operator costs for the nine months ended September 30, 1995. These decreases were primarily offset by increased telephone and operator costs incurred by Mail Order and the Company's telemarketing subsidiary, National Call Center, Inc., totaling $.7 million and $2.4 million for the quarter and nine months ended September 30, 1995, respectively. Management expects HSC operator costs to fluctuate in relation to call and package volume for the remainder of 1995. Customer service costs increased $.1 million and $.4 million for the quarter and nine months ended September 30, 1995, respectively, due to the expansion of customer service operating hours, in March 1995, to seven days a week, twenty-four hours a day.

     For the quarter and nine months ended September 30, 1995, commissions to cable system operators decreased as a result of the decrease in sales.

     Marketing payments for cable advertising increased for the quarter ended September 30, 1995 compared to the same period in 1994 due to contractual commitments with certain cable operators. However, such payments which relate primarily to previous contractual commitments, decreased for the nine months ended September 30, 1995. As older agreements expire or are renegotiated and new cable carriage agreements are executed, marketing payments for cable advertising are being replaced by other forms of incentive compensation to cable operators. These include payment of cable distribution fees, as discussed in "Depreciation and Amortization," and performance bonus commissions which require payments based upon HSC attaining certain sales levels in the cable operator's franchise area. Accordingly, marketing payments for cable advertising are expected to decrease, and depreciation and amortization will increase for the remainder of 1995. Performance bonus commissions are expected to fluctuate in relation to sales for the remainder of 1995.

     In addition, cable operators which have executed affiliation agreements to carry the Company's programming are generally compensated for all sales within their franchise areas, regardless of whether a customer's order results from watching the program via cable, satellite dish, or on a broadcast television station. Thus, with the advent of "must carry," HSC is paying commissions to cable operators in addition to the hourly affiliation payments made to broadcast television stations. As a result of the above factors, subject to sales volume, fees paid to cable system operators are expected to remain at higher levels in future periods.

     Selling and marketing expenses related to HSND, which primarily consist of media and telephone, operator and customer service expenses, are expected to decrease during the remainder of 1995. The remaining net increase in selling and marketing expenses is attributable to promotional expenses incurred in connection with the Company's new programming strategies, increased Mail Order catalog costs and advertising and promotional expenses of the Company's other subsidiary operations. As a result of the Company's promotional program related to its private label credit card, the Company will incur additional interest charges in the fourth quarter. Management believes that total selling and marketing expenses in future periods will be at higher levels as the Company maintains its efforts to increase the number of cable systems carrying the Company's programming and increase market penetration through expanded direct mailings and other advertising, as discussed in "Net Sales."

ENGINEERING AND PROGRAMMING

     For the quarter and nine months ended September 30, 1995, engineering and programming expenses, as a percentage of net sales, increased to 10.2% from 8.9%, and to 10.1% from 8.9%, respectively, compared to the same periods in 1994.

     The decrease in engineering and programming expenses for the quarter ended September 30, 1995, and increase for the nine months then ended, compared to the same periods in 1994, was due to lower broadcast costs of $1.1 million and $2.3 million, respectively. This was offset by increases totaling $.8 million and $2.2 million for the quarter and nine months ended September 30, 1995, respectively, in production costs incurred in connection with the Company's new programming strategies, as discussed in "Net Sales" and HSND programming costs. Engineering and programming expenses are expected to remain relatively constant for the remainder of 1995.

GENERAL AND ADMINISTRATIVE

     For the quarter and nine months ended September 30, 1995, general and administrative expenses, as a percentage of net sales, increased to 7.6% from 6.6%, and to 8.0% from 7.1%, respectively, compared to the same periods in 1994.

     For the quarter ended September 30, 1995, decreases in consulting and legal expenses totaling $1.3 million were primarily offset by an increase in expense of $1.1 million in connection with SARs. For the nine months ended September 30, 1995, decreases in legal expense and expense in connection with the Company's executive stock award program totaling $4.3 million were primarily offset by increases in consulting, payroll, expenses in connection with SARs and the Company's employee equity participation plan, and other administrative expenses totaling $4.2 million.

     Based on savings to be realized in connection with the reduction of the Company's work force, as discussed in Note F to the Condensed Consolidated Financial Statements included herein, management expects general and administrative expenses to decrease for the remainder of 1995.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased primarily due to the amortization of cable distribution fees, which increased $1.8 million and $6.7 million, respectively, for the quarter and nine months ended September 30, 1995. Amortization of these fees is expected to total $12.0 million in 1995 based on existing agreements. This amortization could increase if additional cable contracts are entered into during the remainder of 1995 in connection with renewing or adding long-term cable subscribers, as discussed in "Net Sales." Accordingly, depreciation and amortization will be higher for the remainder of 1995. In addition, amortization expense increased $2.4 million for the quarter and nine months ended September 30, 1995, as capitalized name lists were fully amortized in connection with the pending sale of a division of Mail Order,

Ortho-Vent, Inc., ("Ortho-Vent") as discussed in Note F to the Condensed Consolidated Financial Statements included herein.

OTHER CHARGES

     The other charges for the quarter and nine months ended September 30, 1995 of $5.4 million consist of severance costs of $2.0 million related to a reduction in work force, and $2.1 million of payments to the former president and chief executive officer as provided for under his employment agreement in connection with the termination of his employment. In addition, the Company recorded a write-down of inventory totaling $1.3 million to net realizable value in connection with the pending sale of Ortho-Vent. See Note F to the Condensed Consolidated Financial Statements, included herein. The sale of Ortho-Vent should not have a significant impact on the Company's net sales or results of operations in future periods.

RESTRUCTURING CHARGE

     The restructuring charge for the nine months ended September 30, 1995, of $2.0 million, represents management's estimate of costs to be incurred in connection with the closing of the Company's Reno, Nevada, distribution center, which was accomplished in June 1995. The decision to close the Reno distribution center was based on an evaluation of the Company's overall distribution strategy. Management believes that consolidation of the Company's distribution facilities will result in better operating efficiencies and improved service to customers.

OTHER INCOME (EXPENSE)

     For the quarter and nine months ended September 30, 1995, the Company had net other expense of $5.0 million and $3.8 million, respectively, compared to net other income of $2.1 million and $2.7 million, respectively, for the same periods in 1994.

     Interest income decreased $1.3 million and $7.3 million, respectively, for the quarter and nine months ended September 30, 1995, compared to the same periods in 1994, primarily due to the repayment by Silver King Communications, Inc., in August 1994, of its indebtedness to the Company. Interest income is expected to further decrease for the remainder of 1995, compared to 1994.

     Interest expense increased $1.8 million and $.9 million, respectively, for the quarter and nine months ended September 30, 1995, due to borrowings by the Company under its amended bank facility in late 1994 and the first nine months of 1995. The Company intends to borrow additional amounts during the remainder of 1995. Interest expense for the fourth quarter will show an increase compared to 1994 as a result of these borrowings and higher interest rates. The increases for the quarter and nine months ended September 30, 1995, were partially offset by decreased interest expense as a result of the repayment by the Company, in August 1994, of its Senior Term Loans.

     For the quarter and nine months ended September 30, 1995, the Company had net miscellaneous income of $.3 million and $3.9 million, respectively, which primarily include the receipt of proceeds from lawsuit settlements of $.4 million and $1.5 million, respectively, royalty income related to HSND of $.1 million and $.9 million, respectively, and a gain of $.6 million on the sale of other assets in the first quarter of 1995. For the quarter and nine months ended September 30, 1994, the Company had net miscellaneous income of $1.2 million and net miscellaneous expense of $1.1 million, respectively, which includes the receipt of proceeds from a lawsuit settlement totaling $.8 million. The nine months ended September 30, 1994 includes a $2.9 million loss on the sale of the common stock of Mistix.

     Litigation expense for the quarter and nine months ended September 30, 1995, of $3.2 million, represents anticipated costs in connection with the resolution of certain pending litigation.

INCOME TAXES

     The Company's effective tax rates were benefits of (31.5)% and (35.0)% for the quarter and nine months ended September 30, 1995, respectively, and an expense of 42.0% for the quarter and nine months ended

September 30, 1994. The Company's effective tax rate for these periods differed from the statutory rate due primarily to the amortization of goodwill and other acquired intangible assets relating to acquisitions from prior years, state income taxes and the provision for interest on adjustments proposed by the Internal Revenue Service ("IRS") offset in part by previously disallowed compensation, as discussed in Note D to the Condensed Consolidated Financial Statements included herein. The Company's effective tax rate is expected to vary from the statutory rate for the remainder of 1995.

NET EARNINGS (LOSS)

     The Company had a net loss of $(17.7) million, or $(.20) per share, for the quarter ended September 30, 1995, compared to net earnings of $6.4 million, or $.07 per share, for the quarter ended September 30, 1994. For the nine months ended September 30, 1995, the Company had a net loss of $(36.2) million, or $(.41) per share, compared to net earnings of $15.0 million, or $.16 per share in the same period of 1994. The decreases in net income for the quarter and nine months ended September 30, 1995, were primarily attributable to decreases in net sales of $36.7 million and $94.7 million and decreases in gross profit of $20.0 million and $51.7 million, respectively, compared to the quarter and nine months ended September 30, 1994. As discussed in "Other Charges," the results for the quarter and nine months ended September 30, 1995, included $5.4 million of costs related to severance, SARs and the write-down of inventory. As discussed in "Restructuring Charge," the results for the nine months ended September 30, 1995, include $2.0 million of costs expected to be incurred in connection with the closing of the Company's Reno, Nevada, distribution center. The results for the quarter and nine months ended September 30, 1994, include an extraordinary loss of $(.9) million, or $(.01) per share, on the early extinguishment of long-term obligations.

SEASONALITY

     The Company believes that seasonality does impact its business but not to the same extent it impacts the retail industry in general.

B.  FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     The following table highlights various balances and ratios from the Condensed Consolidated Financial Statements included herein:

     ----------------------------------------------------------------------------------------
                                                             SEPTEMBER 30,
                                                           -----------------     DECEMBER 31,
                                                            1995       1994          1994
     ----------------------------------------------------------------------------------------
     Cash and cash equivalents (millions)................  $ 20.4     $ 43.7        $ 33.6
     Working capital (millions)..........................  $ 30.9     $ 20.9        $ 23.1
     Current ratio.......................................  1.15:1     1.09:1        1.11:1
     Accounts and notes receivable, net (millions).......  $ 31.7     $ 44.7        $ 40.8
     Inventories, net (millions).........................  $136.8     $117.7        $118.8
     Inventory turnover for the quarter (annualized for
       September periods only)...........................    5.31       6.51          6.36
     Inventory turnover for nine months (annualized for
       September periods only)...........................    5.12       6.22          6.36

     Cash and cash equivalents totaled $20.4 million at September 30, 1995, compared to $43.7 million at September 30, 1994, and $33.6 million at December 31, 1994. The principal source of cash for the twelve months ended September 30, 1995, was borrowings by the Company under its revolving credit facility. These funds, along with operating funds, were used principally to pay cable distribution fees of $70.8 million, purchase treasury stock, pay settlements to the IRS in the amount of $19.6 million, pay litigation settlements and pay for $15.8 million of capital expenditures.

     The principal source of cash for the nine months ended September 30, 1995, was borrowings by the Company under its revolving credit facility. These funds were used principally to pay cable distribution fees of $57.9 million, purchase treasury stock, pay litigation settlements and pay for capital expenditures. The net loss adjusted for non-cash items totaled $(9.9) million and $(19.0) million for the twelve months and nine months ended September 30, 1995, respectively.

     Accounts and notes receivable, net, decreased to $31.7 million at September 30, 1995, from $44.7 million at September 30, 1994, and from $40.8 million at December 31, 1994. The primary reason for the decreases is "FlexPay" accounts receivable which totaled $15.2 million at September 30, 1995, compared to $25.8 million at September 30, 1994, and $23.6 million at December 31, 1994. The Company's financing of "FlexPay" accounts receivable has not had a significant impact on its liquidity position. In addition, on March 27, 1995, Precision Systems, Inc. ("PSi") repaid $2.7 million, plus accrued interest, of its $5.0 million loan from the Company. Under an agreement between the Company and PSi, the remaining principal balance of the loan has been recorded as a prepayment of future monthly software maintenance payments due PSi from the Company through December 1996.

     Inventories, net, increased to $136.8 million at September 30, 1995, from $117.7 million at September 30, 1994, and $118.8 million at December 31, 1994, due to merchandise receipts late in the quarter ended September 30, 1995 in preparation for the holiday selling season. The inventory balance is net of a carrying value adjustment of $20.5 million at September 30, 1995, which represents a decrease from $22.1 million at September 30, 1994, and an increase from $18.8 million at December 31, 1994.

     Capital expenditures for the nine months ended September 30, 1995, were $10.2 million. The Company estimates capital expenditures will range between $2.0 million and $4.0 million for the remainder of 1995.

     On September 28, 1995, the Company amended its $150.0 million revolving credit facility. The amended facility is secured by the capital stock of HSC and HSN Realty, Inc. ("Realty"), wholly-owned subsidiaries of the Company, and provides the Company with full availability of the facility and more flexibility with respect to certain of its financial covenants, through April 1, 1997. However, there remain restrictions on repurchases of the Company's common stock based upon future cash flow levels. As of November 6, 1995, $120.0 million was outstanding under this facility.

     In February 1995, the Company paid $9.6 million, plus interest, in connection with litigation settlements, using borrowings under its bank facility. An additional $5.0 million will be paid in the fourth quarter of 1995 following final court approval of a previously disclosed litigation settlement. During the remainder of 1995, management expects to pay cable distribution fees, totaling $14.3 million, relating to current contracts with cable system operators to carry HSC programming. Of this amount, $4.0 million is payable to a related party.

     In July 1995, the Company paid $4.0 million for a 20.0% interest in Body By Jake Enterprises, L.L.C. This investment is accounted for under the cost method.

     In management's opinion, available cash, internally generated funds, the credit facility, and other sources of financing which management believes are readily available, will provide sufficient capital resources to meet the Company's foreseeable needs.

     As of October 31, 1995, the Company has a $25.0 million committed bank credit line collateralized by the capital stock of HSC and Realty, and a $15.0 million uncommitted unsecured facility. These credit lines back letters of credit which are used exclusively to facilitate inventory imports. Presentation of letters of credit by vendors results in an immediate charge to the Company's account with no interest charges incurred. Outstanding letters of credit, which cannot exceed $25.0 million in total in accordance with the revolving line of credit, amounted to $14.0 million at October 31, 1995, leaving $11.0 million available.

     For the quarter ended September 30, 1995, the Company did not pay any cash dividends and does not anticipate paying cash dividends in the immediate future.

     In 1994, the Company's Board of Directors authorized the repurchase of up to an additional $75.0 million of the Company's common stock. In 1994, the Company repurchased 1.3 million shares at a total cost of $13.1 million and in the quarter ended March 31, 1995, the Company repurchased an additional 2.6 million shares at a total additional cost of $21.6 million. Under the terms of its credit facility the Company is restricted from purchasing its common stock until it meets certain cash flow ratios.

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

     See Note B to the Condensed Consolidated Financial Statements for information with respect to an agreement in principle to settle a class action pending against the Company in the Court of Common Pleas of Bucks County,
Pennsylvania: Mauger v. Home Shopping Network, Inc.; Powell v. Home Shopping Network, Inc. (Case Number 91-6152-20-1).

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 10.39 Third Amendment, dated as of September 28, 1995, to the Second Amended and Restated Credit Agreement.

Exhibit 10.40  Letter of Credit Facility dated as of September 28, 1995.

Exhibit 27     Financial Data Schedule (SEC use only).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               HOME SHOPPING NETWORK, INC.

                                          --------------------------------------
                                                       (Registrant)

Dated              November 6, 1995              /s/  DAVID F. DYER
---------------------------------------------    ---------------------------------------------
                                                 David F. Dyer
                                                 President and
                                                 Chief Operating Officer
Dated              November 6, 1995              /s/  KEVIN J. McKEON
---------------------------------------------    ---------------------------------------------
                                                 Kevin J. McKeon
                                                 Senior Vice President,
                                                 Accounting & Finance
                                                 and Treasurer
                                                 (Principal Financial Officer)
Dated              November 6, 1995              /s/  BRIAN J. FELDMAN
---------------------------------------------    ---------------------------------------------
                                                 Brian J. Feldman
                                                 Controller
                                                 (Chief Accounting Officer)