Form 10-K405
period 1995-12-31
HOME SHOPPING NETWORK INC
filed 1996-03-28
CIK 791024

                          HOME SHOPPING NETWORK, INC.
                               1995 ANNUAL REPORT

                                          This report is being printed on the
                                          lowest cost paper obtainable.
                                          Management felt that this was
                                          appropriate given this year's dismal
                                          performance. Our hope is that next
                                          year this report will glow with color,
                                          graphics, and expansive statements
                                          about the future of your Company,
                                          supported by results from calendar
                                          year 1996. Meanwhile, there is work to
                                          be done.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
               FOR THE YEAR ENDED DECEMBER 31, 1995

                           COMMISSION FILE NO. 1-9118

                             ---------------------

                          HOME SHOPPING NETWORK, INC.
             (Exact name of registrant as specified in its charter)

                             ---------------------

                   DELAWARE                                     59-2649518
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)
   2501 118TH AVENUE NORTH, ST. PETERSBURG,                       33716
                    FLORIDA                                     (Zip Code)
 (Address of registrant's principal executive
                   offices)

                                 (813) 572-8585
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                  TITLE OF                           NAME OF EXCHANGE
                                 EACH CLASS                         ON WHICH REGISTERED
          --------------------------------------------------------  -------------------
          Common Stock, $.01 Par Value............................         NYSE

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of March 6, 1996, there were outstanding 70,740,579 shares of Common Stock (net of 6,986,000 shares held in treasury) and 20,000,000 shares of Class B common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 6, 1996, was $611,499,585.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                DOCUMENTS                        FORM 10-K REFERENCE
                                                                 --------------------
          Proxy Statement dated March 1996.....................  Part III Items 10-13

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          HOME SHOPPING NETWORK, INC.

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                       PAGE NO.
                                                                                       --------
PART I
  Item 1     Business................................................................      1
  Item 2     Properties..............................................................      7
  Item 3     Legal Proceedings.......................................................      8
  Item 4     Submission of Matters to a Vote of Security Holders.....................      8
PART II
  Item 5     Market for Registrant's Common Equity and Related Stockholder Matters...      9
  Item 6     Selected Financial Data.................................................     10
  Item 7     Management's Discussion and Analysis of Financial Condition and Results
             of Operations...........................................................     12
  Item 8     Consolidated Financial Statements.......................................     24
  Item 9     Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosures...................................................     46
PART III
  Item 10    Directors and Executive Officers of the Registrant......................     47
  Item 11    Executive Compensation..................................................     47
  Item 12    Security Ownership of Certain Beneficial Owners and Management..........     47
  Item 13    Certain Relationships and Related Transactions..........................     47
PART IV
  Item 14    Exhibits, Financial Statement Schedule, and Reports on Form 8-K.........     47

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

     The Company experienced a downturn in its business during 1995, reporting a net loss of $61.9 million, a decline in net sales, significant operating losses and negative cash flow from operations.

     The Company believes that its negative performance in 1995 was due in part to the adverse effects of certain merchandising and programming strategies which had been implemented in late 1994 and 1995. In November 1995, the Company appointed Barry Diller as Chairman of the Board of Directors and James Held as President and Chief Executive Officer. The Company sought the services of Messrs. Diller and Held because of their significant experience in electronic retailing and programming.

     The new senior management of HSN has undertaken a comprehensive review of HSN's merchandising and programming strategies, operations, budget and financial condition. Although the Company believes that new management's operating and merchandising strategies will improve the Company's operating results, there can be no assurance that management will be successful in these efforts.

     On March 1, 1996, the Company obtained additional financing through a private placement of $100.0 million of Convertible Subordinated Debentures.

     In November 1995, Tele-Communications, Inc. ("TCI"), which, through its wholly owned subsidiary Liberty Media Corporation ("Liberty"), beneficially owns approximately 41% of the outstanding equity securities of the Company, representing approximately 80% of the voting power, entered into certain agreements with Mr. Diller and Silver King Communications, Inc. ("SKC") pursuant to which, among other things, TCI has agreed to transfer these equity securities of the Company to SKC. Pursuant to a separate proposed transaction between Mr. Diller and Liberty, an entity controlled by Mr. Diller would acquire equity securities representing a majority of the voting power of SKC. As a result, assuming the consummation of these transactions, Mr. Diller would acquire indirect voting control of the Company through his voting interest in SKC. The consummation of each of these transactions is subject to a number of conditions including, but not limited to, the receipt of necessary regulatory and SKC shareholder approvals.

                            HOME SHOPPING CLUB, INC.

     HSC sells a variety of consumer goods and services by means of HSC's live, customer-interactive electronic retail sales programs which are transmitted twenty-four hours a day, seven days per week, via satellite to cable television systems, affiliated broadcast television stations and satellite dish receivers. HSC's retail sales programming is currently carried on two separate networks, HSN and Spree!. Both networks are carried by cable television systems and broadcast television stations throughout the country. Spree! programming is available in one hour segments, which enable broadcast and cable affiliates to air Spree! in available time slots that would not otherwise produce revenue for the affiliate.

     The Company's electronic retail marketing and programming is intended to promote sales and customer loyalty through a combination of information, entertainment and the creation of confidence in HSC and its products. HSC programming is divided into segments which are televised live with a show host who presents the merchandise and conveys information relating to the product, including price, quality, features and benefits. Viewers place orders for products by calling a toll-free telephone number. Show hosts engage callers in on-air discussions regarding the currently featured product or the caller's previous experience with the Company's products. This format creates a spontaneous and entertaining program. HSC attempts to stimulate customer loyalty by providing, among other things, marketing materials such as the "Bargaineer(R) HomeView(sm)" magazine which offers discounts on HSC purchases, features articles on the Company's products and programming, and includes schedules of upcoming shows.

     On August 5, 1995, the Company relaunched HSN with more scheduled programs and theme related shows, new sets, graphics and music. During the third quarter of 1995, the Company relaunched Spree! with a more spontaneous format, new graphics and music. These changes were designed to distinguish the networks and reach a broader range of potential customers.

     The following table highlights the changes in the estimated unduplicated television household reach of HSN, the Company's primary network, by category for the year ended December 31, 1995:

    ---------------------------------------------------------------------------------------------
                                                          CABLE*   BROADCAST   SATELLITE   TOTAL
    ---------------------------------------------------------------------------------------------
                                                               (In thousands of households)
    Households -- December 31, 1994.....................  38,960     23,068      3,750     65,778
    Net additions/(deletions)...........................   4,757     (1,510)        --      3,247
    Shift in classification.............................     503       (503)        --         --
    Change in Nielsen household counts..................      --        164         --        164
                                                          ------   ---------   ---------   ------
    Households -- December 31, 1995.....................  44,220     21,219      3,750     69,189
                                                          ======    =======     ======     ======

---------------

* Households capable of receiving both broadcast and cable transmissions are included under cable.

     According to industry sources, as of December 31, 1995, there were 95.3 million homes in the United States with a television set, 62.1 million basic cable television subscribers and 3.8 million homes with satellite dish receivers.

     In addition to the households in the above table, as of January 1, 1996, approximately 12.0 million cable television households were reached by Spree!, of which 3.4 million were on a part-time basis. Of the total cable television households receiving Spree!, 9.7 million also receive HSN.

CUSTOMER SERVICE AND RETURN POLICY

     HSC believes that satisfied customers will be loyal and will purchase merchandise on a regular basis. Accordingly, HSC has customer service personnel and computerized voice response units (the "VRU") available to handle calls relating to customer inquiries seven days a week, twenty-four hours a day.

     Generally, any item purchased from HSC may be returned within thirty days for a full refund of the purchase price, including the original shipping and handling charges.

DISTRIBUTION, DATA PROCESSING AND TELECOMMUNICATIONS

     The Company's fulfillment subsidiaries store, service and ship merchandise from warehouses located in St. Petersburg, Florida, Salem, Virginia and Waterloo, Iowa. During 1995, the Company closed its distribution warehouse in Reno, Nevada. Generally, merchandise is delivered to customers within 7 to 10 business days of placing an order.

     HSN currently operates several Unisys main frame computers and has extensive computer systems which track purchase orders, inventory, sales, payments, credit authorization, and delivery of merchandise to customers.

     HSC has digital telephone and switching systems and utilizes the VRU which allows callers to place their orders by means of touch tone input or to be transferred to an operator.

     The Company is developing plans for upgrading or replacing many of these systems during 1996 and 1997.

PRODUCT PURCHASING AND LIQUIDATION

     HSC purchases merchandise made to its specifications, merchandise from manufacturers' lines and overstock inventories of wholesalers. During 1995, the Company continued to change its purchasing strategy to emphasize product sourcing, variety, development of new private label lines and name brand merchandise. This strategy is likely to change in 1996 based on determinations to be made by new management. The mix of products and source of such merchandise depends upon a variety of factors, including price and availability. HSC has no long-term commitments with any of its vendors, and there are various sources of supply available for each category of merchandise sold.

     HSC's product offerings include: jewelry; hardgoods, which include consumer electronics, collectibles, housewares, and consumables; softgoods, which consist primarily of clothing and fashion accessories, and cosmetics. For 1995, jewelry, hardgoods, softgoods and cosmetics accounted for approximately 39%, 37%, 14% and 10%, respectively, of HSC's net sales.

     The Company liquidates short lot and returned merchandise through its five outlet stores and two liquidation centers located in Florida. Merchandise that is damaged is liquidated by the Company through traditional channels.

TRANSMISSION AND PROGRAMMING

     HSC produces retail sales programs in its studios located in St. Petersburg, Florida. These programs are distributed to cable television systems, broadcast television stations, a direct broadcast satellite service and satellite dish receivers by means of HSN's satellite uplink facilities to satellite transponders leased by HSN. Any cable television system, broadcast television station or individual satellite dish owner in the United States and the Caribbean Islands equipped with standard satellite receiving facilities is capable of receiving HSC programming.

     HSN has lease agreements securing full-time use of three transponders on three domestic communications satellites. Each of the transponder lease agreements grants HSN "protected" rights. When the carrier provides services to a customer on a "protected" basis, replacement transponders (i.e., spare or unassigned transponders) on the satellite may be used in the event the "protected" transponder fails. Should there be no replacement transponders available, the "protected" customer will displace a "preemptible" transponder customer on the same satellite. The carrier also maintains a protection satellite and should a satellite fail completely, all "protected" transponders would be moved to the protection satellite which is available on a "first fail, first served" basis.

     One transponder leased by HSN may, however, be preempted in order to satisfy the owner's obligations to provide the transponder to another lessee on the satellite in the event that the other lessee cannot be restored to service through the use of spare or reserve transponders (the "Special Termination Right"). As of June 5, 1995, the Company discontinued use of this satellite transponder for which it has a non-cancelable operating lease calling for monthly payments of approximately $150,000 through December 31, 2006. The Company subleased this satellite transponder to a related party during 1995. The sublease expired on February 15, 1996, and the Company is currently seeking to sublease the transponder or to sell its rights with respect to this satellite transponder. The Company does not expect any material adverse financial impact in connection with the lease.

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

     HSN's access to three transponders pursuant to long-term agreements would enable HSC to continue transmission of its two programming services, HSN and Spree!, should any one of the satellites fail. Although HSN believes it is taking every reasonable measure to ensure its continued satellite transmission capability, there can be no assurance that termination or interruption of satellite transmissions will not occur. Such a termination or interruption of service by one or more of these satellites could have a material adverse effect on the operation and financial condition of the Company.

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

REGULATORY MATTERS

     On October 5, 1992, the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") was enacted into law. Among the many provisions of this law is one that mandates that cable systems carry the signals of local commercial television stations ("must carry") or, at the station's option, that cable systems and television stations negotiate a fee to be paid by cable systems for the retransmission by such cable systems of the local television station's broadcast signal. HSC's full-time, full power broadcast affiliates have all requested "must carry" status in lieu of a retransmission fee and most have obtained "must carry" status. The U. S. District Court for the District of Columbia has twice upheld the constitutionality of the "must carry" rules. The Supreme Court will review this issue in late 1996 or early 1997.

     During 1993 and 1994, "must carry" was important to the Company in obtaining carriage by cable operators. Due to HSC's success in obtaining long-term carriage commitments, in the event "must carry" is ruled unconstitutional, the Company does not believe the ruling will have a material adverse impact on the Company or result in any significant loss in carriage.

     In November 1994, the FCC issued "going forward" rules pursuant to the 1992 Cable Act regarding the fees cable operators can charge subscribers for new programming. The going forward rules provide that cable operators can increase the charges to subscribers for new programming but must offset the charges by revenues, including sales commissions, they receive from the programmer. The Company and other electronic retailing companies filed Petitions for Reconsideration with the FCC which requested that shop-at-home programming revenues be excluded from the cable operator's offset to revenues, and this petition was granted in August 1995.

     In January 1996, the Telecommunications Act of 1996 became law, providing for, among other things, the deregulation of the telephone and cable industries to permit increased competition and technological developments. Although the effect of this law on the telecommunications industry cannot yet be determined, the Company does not believe it will have an adverse impact on its business.

AFFILIATION AGREEMENTS WITH CABLE OPERATORS

     HSC enters into affiliation agreements with cable system operators to carry HSN, Spree! or both. HSC has a standard form of affiliation agreement which has a term of five years, is automatically renewable for subsequent one year terms, and obligates the cable operator to assist the promotional efforts of HSC by carrying commercials regarding HSN and Spree! and distributing HSC's marketing materials to the cable operator's subscribers. The standard form of affiliation agreement provides that the cable operator will receive a commission of five percent of the net sales of merchandise sold within the cable operator's franchise area (from both cable and non-cable households). However, particularly with larger, multiple system operators, HSC has agreed to provide additional compensation. In the past, this has included the purchase of advertising availabilities from cable operators on other programming networks and the establishment of commission guarantees committing HSC to a certain level of payments. Although a number of these contracts remain in effect, as a general rule, HSC is no longer entering into agreements that provide for advertising availability and commission guarantee compensation. These forms of compensation were replaced with cable distribution fees or performance bonus commissions that are intended to increase sales by compensating the cable operators for promotional efforts which result in higher net sales levels.

     Due to the possibility of "must carry" being found unconstitutional, HSC embarked on an aggressive campaign to bring the "must carry" households under contract by volunteering to pay commissions to cable operators required to transmit HSC's programming. As an additional contract incentive, HSC offered to make payments of cable distribution fees, primarily consisting of up-front payments, based on a commitment to transmit HSC programming to a certain number of subscribers. In exchange for these payments, HSC required significant commitments for both the "must carry" and "non-must carry" households and original terms of five to fifteen years.

AFFILIATION AGREEMENTS WITH BROADCAST TELEVISION STATIONS

     SKC, through its subsidiaries, owns twelve broadcast television stations, including one television satellite station. These stations are located in many of the top markets in the United States and exclusively broadcast HSC programming, except for a portion of broadcast time which is used to provide public affairs and other non-entertainment programming and advertising inserts.

     Each of the full power SKC stations has an affiliation agreement with HSC to carry HSC's programming through December 28, 1997 providing for an hourly fee, and upon reaching certain sales levels, commissions on net sales. These agreements are automatically renewable at SKC's option for a five-year term, unless written notice is given by SKC at least 18 months prior to the expiration date. The Company has agreed in principle with SKC that the period for delivery of the notice of non-renewal by SKC will be extended until December 28, 1996. SKC has informed the Company that it has not made any final decision regarding whether it will renew any or all of the affiliation agreements but presently contemplates that it will not renew the affiliation agreements. The Company believes, based on its preliminary analysis, that the orderly termination of the affiliation agreements may be in the Company's best interests because of the potential cost savings and the existing cable carriage of the HSC programming in many of the SKC markets. The Company is evaluating the affected markets to determine the need for obtaining additional program carriage and the related costs of such carriage. There can be no assurance that SKC will in fact terminate any or all of the affiliation agreements or that, if so terminated, that the Company will be able to find other means of distributing HSC programming by broadcast or cable to the households in the broadcast areas currently served by SKC stations.

     SKC also owns 26 low power television ("LPTV") stations that broadcast HSC's programming services. Fourteen stations are currently under existing affiliation agreements, and the Company contemplates entering into contracts with the remaining stations in 1996. LPTV stations have lower power transmitters than conventional television stations, and therefore, the broadcast signal of an LPTV station does not cover as broad a geographical area as conventional broadcast stations.

     In addition to affiliation agreements with the SKC broadcast television and LPTV stations, HSC has entered into affiliation agreements with other broadcast television stations and LPTV stations to carry either HSN or Spree! for a predetermined number of hours per day. The broadcast station affiliation agreements may generally be terminated upon notice by either party and specify the payment of fixed hourly fees for the carriage of HSC programming.

                        ADDITIONAL SUBSIDIARY BUSINESSES

     In addition to the electronic retailing business, the Company's subsidiaries are involved in mail order, insurance and other businesses complementary to electronic retailing.

     HSN Mail Order, Inc. ("Mail Order") markets a variety of merchandise through five mail order catalogs. The catalogs include HSN By Mail(sm), HSN By Mail(sm) -- Signature Gem Collection(sm), HSN by Mail(sm) -- The Gallery of Dolls(sm), HSN By Mail(sm) -- Private Showing(R) Jewelry, and Bargaineer(R) Homeview(sm). Mail Order also markets a variety of products by inserting marketing materials, including its catalogs, in packages containing HSC products shipped to customers. In addition, through its Life Way(R) name, Mail Order markets natural vitamin and mineral supplements, over-the-counter items, health and wellness merchandise and a complete line of skin and hair products.

     Vela Research, Inc. develops and markets high technology audio and video MPEG compression/decompression products to the cable, broadcast, computer and telecommunications industries.

     HSN Direct Joint Venture ("HSND") develops, produces, and markets infomercials and short form direct response spots on a national and international basis. The Company presently owns a majority interest in HSND. The Company has entered into negotiations with FlexTech p.1.c., an affiliate of TCI, ("FlexTech") pursuant to which FlexTech (or a subsidiary thereof) would make a substantial investment in HSND and become the majority owner of HSND. If this transaction is consummated upon the terms presently proposed, FlexTech would own approximately 79% of the business of HSND, and the Company's interest would be reduced to 15%. In connection with this transaction, the Company would receive approximately $5.0 million. There can be no assurance that this transaction will be consummated or, if consummated, will be consummated on the currently proposed terms.

     Internet Shopping Network, Inc. ("ISN") is a wholly-owned subsidiary which operates an interactive shopping service on the Internet specializing in small office and computer equipment. ISN is also engaged in exploring business opportunities for merchandising products via digital interactive television services and other new digital retailing vehicles.

     HSN Insurance, Inc. ("HSI") is a full-service insurance agency marketing a wide range of insurance products such as life, health, auto, homeowners and commercial policies to the public and HSC customers. Mass-marketing of other insurance and service-related products such as a private-label travel club, an auto club, a health and dental discount program, an AD & D insurance product and an extended service plan for electronics are offered to HSC customers nationally. HSI also handles the placement of all property and liability insurance for HSN and its subsidiaries, as well as employee benefits insurance products.

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

     The Company and QVC, Inc. ("QVC") are currently the two leading electronic retailing companies. There are other companies, some having an affiliation or common ownership with cable operators, that now market merchandise by means of live television. A number of other entities are engaged in direct retail sales businesses which utilize television in some form and which target the same markets in which the Company operates. Some of the Company's competitors are larger and more diversified than the Company, or are also affiliated with cable operators which have a substantial number of subscribers. The Company cannot predict the degree of success with which it will meet competition in the future. TCI currently owns 43% of QVC but has entered into a stockholders agreement with Comcast Corporation (which owns 57% of QVC) pursuant to which Comcast Corporation controls the day to day operations of QVC.

     In addition to the above factors, the Company's affiliation with broadcast television stations creates another set of competitive conditions. These stations compete for television viewers primarily within local markets. The Company's affiliated broadcast television stations are located in highly competitive markets and compete against both VHF and UHF stations. Due to technical factors, a UHF television station generally requires greater power and a higher antenna to secure substantially the same geographical coverage as a VHF television station. Under present FCC regulations, additional UHF commercial television broadcasting stations may be operated in all such markets, with the possible exception of New York City. The Company also competes with new entertainment and shopping networks for carriage on broadcast television stations. The Company cannot quantify the competitive effect of the foregoing or any other sources of video programming on any of the Company's affiliated television stations, nor can it predict whether such competition will have a material adverse effect on its operations.

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

                                   EMPLOYEES

     During 1995, the Company instituted a number of cost cutting measures including a reduction in work force of 262 employees. At December 31, 1995, the Company had 3,804 full-time employees and 491 part-time employees. The Company believes it has generally good employee relationships.

ITEM 2 -- PROPERTIES

     The Company owns an approximately 480,000 square foot facility in St. Petersburg, Florida, which houses its television studios, broadcast facilities, and most of the Company's administrative offices and training facilities.

     The Company operates four warehouse type facilities totaling approximately 115,000 square feet near the Company's main campus in St. Petersburg, Florida. These facilities are used for returns processing, retail distribution and general storage.

     The Company leases a 21,000 square foot facility in Clearwater, Florida for its video and post production operations.

     The Company owns and operates a warehouse consisting of approximately 163,000 square feet located in Waterloo, Iowa which is used as a fulfillment center.

     The Company operates a warehouse located in Salem, Virginia, consisting of approximately 650,000 square feet which is leased from the City of Salem Industrial Development Authority. On November 1, 1999, the Company will have the option to purchase the property for $1.

     The Company's retail outlet subsidiary leases seven retail stores in the Tampa Bay and Orlando areas totaling approximately 173,000 square feet.

     The Company and its other subsidiaries also lease office space in California, Colorado and New Jersey.

     The Company considers its properties suitable and adequate for its present needs.

ITEM 3 -- LEGAL PROCEEDINGS

     The Company has agreed to settle a consolidated class action initiated in 1990 pending in the Court of Common Pleas of Bucks County, Pennsylvania, entitled Mauger v. Home Shopping Network, Inc.; Powell v. Home Shopping Network, Inc. (case number 91-6152-20-1). The complaints allege violation of the Pennsylvania Unfair Trade Practices and Consumer Protection Law in relation to the Company's pricing practices with respect to diamond and imitation diamond jewelry sold to Pennsylvania residents between December 27, 1984 and May 20, 1991. Under the proposed settlement, customers who present adequate proof of purchase of cubic zirconia or diamond jewelry during the class period will have the option of receiving a cash payment or a discount certificate usable for the purchase of HSN merchandise during the following twelve months. The maximum cash payment required from the Company with respect to all costs relating to the settlement is $2.5 million, which will be placed in an escrow account following preliminary court approval of the settlement. The Company will be entitled to a refund of any balance not used for these purposes. If certificates representing a maximum discount of more than $5.2 million would be issuable under the settlement, the Company has the right to require that the certificates be pro-rated among those who elect to receive them. The settlement is subject to approval by the Court after notice and hearing.

     On March 2, 1995, the Federal Trade Commission ("FTC") issued an administrative complaint against the Company, HSC and HSN Lifeway Health Products, Inc., In Re Home Shopping Network, Inc. et al., No. D-9272, in connection with the on-air presentation in 1993 of certain spray vitamin and nutritional supplement products. The FTC alleged that the Company did not have a reasonable basis to support certain on-air claims, and proposed a settlement based upon a cease and desist order that would require the Company to obtain scientific evidence that would meet certain defined standards. The Company did not agree that the consent order proposed by the FTC was warranted, and the complaint, which seeks no monetary damages, will be heard by an FTC administrative law judge during the first half of 1996.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The following table sets forth, for the quarterly periods indicated, the high and low sales prices of the Company's common stock on the New York Stock Exchange (Symbol: HSN).

    --------------------------------------------------------------------------------------
                                                                          HIGH       LOW
    --------------------------------------------------------------------------------------
    YEAR ENDED DECEMBER 31, 1995
      Quarter ended March 31...........................................  $10.00     $ 7.38
      Quarter ended June 30............................................    8.50       6.50
      Quarter ended September 30.......................................   10.75       8.13
      Quarter ended December 31........................................   10.13       7.88
    YEAR ENDED DECEMBER 31, 1994
      Quarter ended March 31...........................................  $15.13     $11.63
      Quarter ended June 30............................................   14.75       9.50
      Quarter ended September 30.......................................   13.00      10.38
      Quarter ended December 31........................................   11.75       9.50

     The closing price per share as of March 6, 1996 was $11.50 and there were 8,050 stockholders of record as of that date.

     The Company has paid no dividends on its common stock to date and does not anticipate that it will pay cash dividends in 1996. Any payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors deemed relevant by the Board of Directors.

ITEM 6 -- SELECTED FINANCIAL DATA

SUMMARY FINANCIAL DATA
--------------------------------------------------------------------------------
(Table amounts in thousands, except per share data)
--------------------------------------------------------------------------------

SUMMARY CONSOLIDATED
    STATEMENTS OF            YEARS ENDED DECEMBER 31,             FOUR MONTHS      YEARS ENDED AUGUST 31,
     OPERATIONS        -------------------------------------         ENDED         -----------------------
        DATA              1995          1994         1993      DECEMBER 31, 1992      1992         1991
----------------------------------------------------------------------------------------------------------
Net sales............  $1,018,625    $1,126,514   $1,046,580       $ 357,166       $1,097,787   $1,078,547
Gross profit.........     316,947(1)    396,010      342,540(4)      124,636          406,459      389,398
Operating profit
  (loss).............     (80,280)(2)    26,879       (6,949)         17,569           82,202       64,570(6)
Earnings (loss)
  before
  extraordinary
  item...............     (61,883)(3)    17,701      (15,539)(5)       5,140           37,405       (9,599)(6)
Net earnings
  (loss).............     (61,883)(3)    16,777      (22,781)          5,140           37,293       (8,945)(6)
Earnings (loss) per
  common share:
Earnings (loss)
  before
  extraordinary
  item...............        (.69)(3)       .19         (.18)            .06              .42         (.11)(6)
Net earnings
  (loss).............        (.69)(3)       .18         (.26)            .06              .42         (.10)(6)
Weighted average
  common shares
  outstanding........      90,782        95,061       91,192          91,115           90,255       87,452

--------------------------------------------------------------------------------

                                             DECEMBER 31,                                AUGUST 31,
SUMMARY CONSOLIDATED   ---------------------------------------------------------   -----------------------
BALANCE SHEET DATA        1995          1994         1993            1992             1992         1991
----------------------------------------------------------------------------------------------------------
Working capital......    $  7,571      $ 23,073     $  8,053        $ 38,493         $ 47,004     $ 52,868
Total assets.........     436,295       446,499      501,143         477,913          519,670      565,036
Secured Revolving
  Credit Facility....     135,000            --           --              --               --           --
Unsecured Revolving
  Credit Facility....          --        25,000           --              --               --           --
Unsecured Senior Term
  Loans..............          --            --       85,000(7)           --               --           --
11 3/4% Senior Notes
  due October 15,
  1996...............          --            --           --         140,000(7)       153,252(7)   184,752
5 1/2% Convertible
  Subordinated
  Debentures due
  April 22, 2002.....          --            --           --          16,915           16,915       17,115
Other long-term
  obligations........         810         2,491        1,927           2,276            2,689        3,175
Stockholders'
  equity.............     125,061       206,443      196,554         170,149          170,329      161,839

---------------

(1) The gross profit declined to 31.1% for the year ended December 31, 1995, from 35.2% for the year ended December 31, 1994. This was due to warehouse sales and other promotional events and an inventory carrying value adjustment of $14,500,000 primarily relating to new management's evaluation of existing inventory and determining that certain merchandise would not fit the Company's future sales and merchandising strategy.
(2) During 1995 the Company recorded a $4,114,000 restructuring charge related to closing its fulfillment center in Reno, Nevada. The Company also recorded $11,893,000 of other charges, including $3,978,000 of severance pay related to a reduction in work force, $4,800,000 of payments to certain executives as provided for under their employment agreements in connection with the termination of their employment and $1,303,000 related to the write-down of inventory to net realizable value for Ortho-Vent, one of the Company's mail order subsidiaries. An additional $2,400,000 related to name lists of Ortho-Vent were written off and included in depreciation and amortization. Other charges also include the write-off of certain equipment maintenance and contractual fees totaling $1,812,000 related to service contracts which the Company will no longer utilize.
(3) During 1995, the Company recorded additional interest expense of $773,000 related to bank fees that were amortized, miscellaneous expense of $4,700,000 for the write-down of computer equipment, and $6,383,000 of additional litigation expense.
(4) The gross profit declined to 32.7% for the year ended December 31, 1993, from 37.0% for the year ended August 31, 1992. This was primarily due to the liquidation of inventory at less than cost.
(5) In the fourth quarter of 1993, the Company charged $13,000,000 to other income (expense) for the settlement of various lawsuits.
(6) During 1991, the Company recorded $44,500,000 in pre-tax non-recurring special charges. Additionally, the Company increased its income tax provision $10,382,000 relating to certain adjustments proposed by the IRS.
(7) At December 31, 1993 and 1992, and August 31, 1992, $25,000,000, $3,200,000
    and $27,500,000, respectively was classified as a current liability reflecting management's ability and intent to satisfy a portion of the debt from funds provided from operations.

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

     The following discussion presents the material changes in the consolidated results of operations of the Company which have occurred between the years ended December 31, 1995 and 1994, along with material changes between the years ended December 31, 1994 and 1993. Reference should also be made to the Consolidated Financial Statements and Summary Financial Data included herein.

     The Company expects to sell a majority of its interest in its infomercial joint venture, HSN Direct Joint Venture ("HSND") in early 1996. This transaction will result in a reduction in net sales, cost of sales and certain operating expenses in 1996. The sale of HSND should not have a material impact on the Company's results of operations in 1996 or future periods.

     All tables and discussion included herein calculate the percentage changes using actual dollar amounts, versus rounded dollar amounts.

YEAR ENDED DECEMBER 31, 1995 VS. YEAR ENDED DECEMBER 31, 1994

NET SALES

     For the year ended December 31, 1995, net sales for the Company decreased $107.9 million, or 9.6%, to $1.019 billion from $1.127 billion for the year ended December 31, 1994. Net sales of HSC decreased $140.6 million, or 13.9%, for the year ended December 31, 1995, reflecting a 19.4% decrease in the number of packages shipped and a 9.1% increase in the average price per unit sold compared to the year ended December 31, 1994. The decrease in HSC sales was partially offset by sales increases by HSND, and wholly-owned subsidiaries, HSN Mail Order, Inc. ("Mail Order") and Vela Research, Inc. ("Vela"), totaling $32.0 million for the year ended December 31, 1995.

     Since June 5, 1995, the Company has operated two full-time networks renamed HSN, the primary network, and Spree!. On August 5, 1995, the Company relaunched the HSN network with more scheduled programs and theme related shows, new sets, graphics and music. During the third quarter of 1995, the Company relaunched the Spree! network with a more spontaneous format and new graphics and music. These changes were designed to reduce programming redundancies, distinguish the networks and reach a broader range of potential customers.

     Management also instituted promotional programs to help increase sales, including a national advertising campaign and a "no interest-no payments" credit promotion through February 1996 for certain purchases made during the third and fourth quarters of 1995 using the Company's private label credit card. Although the credit promotion program was successful, its effect was not enough to offset the overall decrease in sales.

     The Company believes that its negative performance in 1995 was due, in part, to the adverse effects of certain merchandising and programming strategies which had been implemented in late 1994 and 1995. Consequently, in November 1995, the Company appointed a new chairman of the board and a new president and chief executive officer, both with significant experience in the electronic retailing and programming areas. Immediate changes were made to the Company's merchandising and programming strategies which management believes resulted in the improved sales in December 1995 and January 1996 when compared to the same months in the prior years. Further plans include improving inventory mix with respect to product assortment and price point designed to attract both first-time buyers and active buyers, improving inventory management and better planning of programmed shows. While management is optimistic that results will continue to improve and the Company will return to profitability, there can be no assurance that changes to the Company's merchandising and programming strategies will achieve management's intended results.

     For the year ended December 31, 1995, HSC's merchandise return percentage increased to 25.7% from 24.4% compared to 1994. The increase in return rate is attributable, in part, to an increase in average price per unit and, in part, to returns resulting from promotional events. New management's merchandising strategy is designed to reduce return rates in 1996. Promotional price discounts increased to 2.8% from 2.7% of HSC sales for the year ended December 31, 1995 compared to 1994.

     At December 31, 1995, HSC had approximately 4.8 million active members representing a 3.1% decline from December 31, 1994. An active member is defined as a customer that has completed a transaction within the last 18 months or placed an order within the last seven months. In addition, 59.2% of active members have made more than one purchase in the last 18 months, compared to 59.4% at December 31, 1994.

     The Company has significantly increased its program carriage and believes that future levels of net sales of HSC will be dependent on the success of new management's plans, as discussed above, in increasing market penetration. Market penetration represents the level of active customers within a market.

     The following table highlights the changes in the estimated unduplicated television household reach of HSN, the Company's primary network, by category for the year ended December 31, 1995:

    ---------------------------------------------------------------------------------------------
                                                          CABLE*   BROADCAST   SATELLITE   TOTAL
    ---------------------------------------------------------------------------------------------
                                                               (In thousands of households)
    Households -- December 31, 1994.....................  38,960     23,068      3,750     65,778
    Net additions/(deletions)...........................   4,757     (1,510)        --      3,247
    Shift in classification.............................     503       (503)        --         --
    Change in Nielsen household counts..................      --        164         --        164
                                                          ------   ---------   ---------   ------
    Households -- December 31, 1995.....................  44,220     21,219      3,750     69,189
                                                          ======    =======     ======     ======

---------------

* Households capable of receiving both broadcast and cable transmissions are included under cable.

     According to industry sources, as of December 31, 1995, there were 95.3 million homes in the United States with a television set, 62.1 million basic cable television subscribers and 3.8 million homes with satellite dish receivers.

     The cable television household growth was achieved through increased cable system carriage of HSC's broadcast signal due to the implementation of "must carry" beginning in September 1993, and the Company's aggressive campaign to obtain contracts for cable carriage of HSC programming. In areas where HSC programming is now carried by a cable operator, former broadcast households that are cable subscribers can more easily access HSC programming. In addition to the households in the above table, as of January 1, 1996 approximately 12.0 million cable television households were reached by the Spree! network, of which 3.4 million were on a part-time basis. Of the total cable television households receiving Spree!, 9.7 million also receive HSN.

     During 1996, cable system contracts covering 4.2 million cable subscribers are subject to termination or renewal. This represents 9.4% of the total number of unduplicated cable households receiving HSN. The Company is pursuing both renewals and additional cable television system contracts, but channel availability, competition, consolidation within the cable industry and cost of carriage are some of the factors affecting the negotiations for cable television system contracts. Although management cannot determine the percentage of expiring contracts that will be renewed or the number of households that will be added through new contracts, management believes that a majority of these contracts will be renewed.

     HSC's market penetration lags behind increases in carriage. As a result of the increase in carriage which began in late 1993, and previous changes in merchandising and programming strategies, the Company has experienced a decrease in its market penetration. As the new households mature and new management's plans are fully implemented, the Company expects market penetration to improve, but there can be no assurance that this will occur.

COST OF SALES

     For the year ended December 31, 1995, cost of sales decreased $28.8 million, or 3.9%, to $701.7 million from $730.5 million for the year ended December 31, 1994. As a percentage of net sales, cost of sales increased to 68.9% from 64.8% compared to the year ended December 31, 1994.

     Cost of sales of HSC decreased $49.1 million for the year ended December 31, 1995. This was partially offset by increases in cost of sales of HSND, Mail Order and Vela totaling $21.4 million for the year ended December 31, 1995. As a percentage of HSC's net sales, cost of sales increased to 71.8% from 66.9% for the year ended December 31, 1995, compared to 1994.

     The 1995 dollar decreases in consolidated and HSC's cost of sales, compared to 1994, relate to the lower sales volume. The comparative increases in cost of sales percentages primarily relate to warehouse sales and other promotional events. These events offered price discounts to facilitate the Company's distribution center restructuring and sales of existing merchandise to make room for new merchandise for the holiday selling season and to correct excessive inventory levels and product mix in December 1995. In addition, consolidated and HSC's cost of sales for the year ended December 31, 1995, reflect a $14.5 million increase in HSC's inventory carrying value adjustment primarily related to product which is inconsistent with HSC's new sales and merchandising philosophy.

OPERATING EXPENSES

     The following table highlights the operating expense section from the Company's Consolidated Statements of Operations:

     ---------------------------------------------------------------------------------------
                                                             YEARS ENDED
                                                            DECEMBER 31,
                                                           ---------------     $        %
                                                            1995     1994    CHANGE   CHANGE
     ---------------------------------------------------------------------------------------
                                                                (In millions, except %)
     Selling and marketing...............................  $167.1   $161.9   $ 5.2      3.2%
     Engineering and programming.........................    98.2     98.8     (.6 )     (.6)
     General and administrative..........................    77.1     79.3    (2.2 )    (2.8)
     Depreciation and amortization.......................    38.8     29.1     9.7      33.7
     Other charges.......................................    11.9       --    11.9     100.0
     Restructuring charges...............................     4.1       --     4.1     100.0
                                                           ------   ------   ------
                                                           $397.2   $369.1   $28.1       7.6
                                                           ======   ======   =====

     As a percentage of net sales, operating expenses increased to 39.0% from 32.8% compared to the year ended December 31, 1994.

     In 1995 and early 1996, management instituted measures aimed at streamlining operations primarily by reducing its work force and taking other actions to reduce operating expenses. Although these changes resulted in some reduction in individual categories of operating expenses in 1995 and will result in future reductions to operating expenses, the Company incurred additional costs in 1995 as a result of these measures. See "Other Charges" and "Restructuring Charges."

SELLING AND MARKETING

     For the year ended December 31, 1995, selling and marketing expenses, as a percentage of net sales, increased to 16.4% from 14.4% compared to the year ended December 31, 1994.

     The major components of selling and marketing expenses are detailed below:

     ----------------------------------------------------------------------------------------
                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                              -------------     $        %
                                                              1995    1994    CHANGE   CHANGE
     ----------------------------------------------------------------------------------------
                                                                  (In millions, except %)
     Telephone, operator and customer service...............  $51.8   $53.8   $(2.0 )   (3.6 )%
     Fees to cable system operators:
       Commissions..........................................   33.2    38.4    (5.2 )  (13.5 )
       Marketing payments for cable advertising.............   16.8    25.3    (8.5 )  (33.6 )
       Performance bonus commissions........................   12.8     9.1     3.7     40.1
     HSND selling expenses..................................   10.0     6.7     3.3     50.6

     Telephone, operator and customer service expenses are typically related to sales, call volume and the number of packages shipped. For the year ended December 31, 1995, telephone costs decreased due to a $1.4 million rebate for past telephone charges from the Company's long distance telephone carrier in connection with a new contract for telephone services. This contract will also result in lower future telephone rates compared to prior periods. HSC telephone and operator costs decreased $2.2 million for the year ended December 31, 1995, due to lower call volume. In addition, the sale in the second quarter of 1994 of the Company's former wholly-owned subsidiary, HSN Mistix Corporation ("Mistix"), resulted in a $2.0 million decrease in telephone and operator costs for the year ended December 31, 1995. These decreases were primarily offset by increased telephone and operator costs incurred by Mail Order and the Company's telemarketing subsidiary, National Call Center, Inc., totaling $2.9 million for the year ended December 31, 1995. Management expects HSC operator costs to fluctuate in relation to call and package volume in 1996. Customer service costs increased $.3 million for the year ended December 31, 1995, due to the expansion of customer service operating hours, in March 1995, to seven days a week, twenty-four hours a day.

     For the year ended December 31, 1995, commissions to cable system operators decreased as a result of the decrease in sales.

     Marketing payments for cable advertising, which relate primarily to previous contractual commitments, decreased for the year ended December 31, 1995. As older agreements expire or are renegotiated and new cable carriage agreements are executed, marketing payments for cable advertising are being replaced by other forms of incentive compensation to cable operators. These include payment of cable distribution fees, as discussed in "Depreciation and Amortization," and performance bonus commissions which require payments based upon HSC attaining certain sales levels in the cable operator's franchise area. Accordingly, marketing payments for cable advertising are expected to decrease, and depreciation and amortization will increase in 1996. Performance bonus commissions are expected to fluctuate in relation to sales in 1996.

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

     Selling and marketing expenses related to HSND primarily consist of media and telephone, operator and customer service expenses. The remaining net increase in selling and marketing expenses is attributable to promotional expenses incurred in connection with the Company's programming strategies which were implemented in 1995, increased Mail Order catalog costs and advertising and promotional expenses of the Company's other subsidiary operations, totaling $12.4 million. As a result of the Company's promotional program related to its private label credit card, the Company incurred an additional $1.4 million of interest charges in the fourth quarter of 1995. Management believes that total selling and marketing expenses in future periods will be at higher levels as the Company maintains its efforts to increase the number of cable systems carrying the Company's programming and increase market penetration through expanded direct mailings and other advertising, as discussed in "Net Sales."

ENGINEERING AND PROGRAMMING

     For the year ended December 31, 1995, engineering and programming expenses, as a percentage of net sales, increased to 9.6% from 8.8% compared to the year ended December 31, 1994 primarily as a result of the decrease in net sales.

     The decrease in engineering and programming expenses for the year ended December 31, 1995, compared to 1994, was primarily due to lower broadcast costs of $2.3 million. In addition, based on sales within the broadcast markets of Silver King Communications, Inc. ("SKC"), for the year ended December 31, 1995, the Company incurred lower broadcast commission expense of $1.1 million, compared to the year ended December 31, 1994. Broadcast commission expense is expected to fluctuate in relation to sales for 1996. These decreases were offset by increases totaling $2.3 million for the year ended December 31, 1995, in production costs incurred in connection with the Company's new programming strategies, as discussed in "Net Sales", and HSND programming costs. Engineering and programming expenses are expected to remain relatively constant in 1996.

GENERAL AND ADMINISTRATIVE

     For the year ended December 31, 1995, general and administrative expenses, as a percentage of net sales, increased to 7.6% from 7.0% compared to the year ended December 31, 1994.

     For the year ended December 31, 1995, decreases in legal expense and expense in connection with the Company's executive stock award program and repairs and maintenance totaling $4.9 million were primarily offset by increases in expenses for consulting, Stock Appreciation Rights ("SAR's"), the Company's employee equity participation plan, and other administrative expenses totaling $2.7 million.

     Based on savings expected to be realized in connection with the reduction of the Company's work force, as discussed in Note F to the Consolidated Financial Statements included herein, and other expense reduction initiatives, management expects general and administrative expenses to decrease in 1996.

DEPRECIATION AND AMORTIZATION

     The increase in depreciation and amortization was primarily due to the amortization of cable distribution fees, which increased $8.8 million to $12.7 million for the year ended December 31, 1995. Amortization of these fees is expected to total $15.7 million in 1996 based on existing agreements. This amortization could increase if additional long-term cable contracts are entered into during 1996, as discussed in "Net Sales." The expected increase in depreciation expense in 1996 will be partially offset by a decrease related to the retirement of certain equipment as discussed in "Other Income (Expense)." In addition, amortization expense increased $2.4 million for the year ended December 31, 1995, in connection with the sale of the assets of Ortho-Vent, Inc. ("Ortho-Vent"), as discussed in Note F to the Consolidated Financial Statements included herein.

OTHER CHARGES

     The other charges of $11.9 million for the year ended December 31, 1995 consist of severance costs of $4.0 million related to a reduction in work force, $4.8 million of payments to certain executives as provided for under their employment agreements in connection with the termination of their employment and the write-off of certain equipment maintenance and contractual fees totaling $1.8 million related to service contracts which the Company will no longer utilize. In addition, the Company recorded a write-down of inventory totaling $1.3 million to net realizable value based on the disposition of Ortho-Vent's assets. See Note F to the Consolidated Financial Statements, included herein. The sale of Ortho-Vent should not have a material impact on the Company's net sales or results of operations in future periods.

RESTRUCTURING CHARGES

     Restructuring charges for the year ended December 31, 1995, of $4.1 million, represent management's estimate of costs to be incurred in connection with the closing of the Company's Reno, Nevada, distribution center, which was accomplished in June 1995. The decision to close the Reno distribution center was based on an evaluation of the Company's overall distribution strategy. Management believes that consolidation of the Company's distribution facilities will result in operating efficiencies and improved service to customers.

OTHER INCOME (EXPENSE)

     For the year ended December 31, 1995, the Company had net other expense of $(14.9) million compared to net other income of $3.6 million for the year ended December 31, 1994.

     Interest income decreased $7.6 million for the year ended December 31, 1995, compared to 1994, primarily due to the repayment by SKC in August 1994, of its indebtedness to the Company. Interest income is expected to further decrease in 1996, compared to 1995.

     Interest expense increased $4.6 million for the year ended December 31, 1995, due to borrowings by the Company under its Secured $150.0 million Revolving Credit Facility ("Credit Facility") in late 1994 and 1995. On March 1, 1996, the Company obtained additional financing through a private placement of $100.0 million of convertible subordinated debentures, as discussed in "Financial Position, Liquidity and Capital Resources." Interest expense for 1996 will increase compared to 1995.

     For the years ended December 31, 1995 and 1994, net miscellaneous expenses remained constant at $.4 million. In 1995, $6.0 million in losses recorded in connection with the retirement of equipment was offset by receipts from lawsuit settlements, royalty income and other miscellaneous income totaling $5.6 million. In 1994, a $(2.9) million loss on the sale of the common stock of Mistix was offset by receipts from lawsuit settlements and other miscellaneous income totaling $2.5 million.

     Litigation expense for the year ended December 31, 1995, of $6.4 million, represents litigation settlements and anticipated costs in connection with the resolution of certain pending litigation.

INCOME TAXES

     The Company's effective tax rate was a benefit of (35.0)% for the year ended December 31, 1995, and an expense of 42.0% for the year ended December 31, 1994. The Company's effective tax rate for these periods differed from the statutory rate due primarily to the amortization of goodwill, state income taxes and the provision for interest on adjustments proposed by the Internal Revenue Service ("IRS"). The Company anticipates full realization of its net operating loss carryforward and accordingly no valuation allowance has been provided. See Note D to the Consolidated Financial Statements included herein.

EXTRAORDINARY ITEM -- LOSS ON EARLY EXTINGUISHMENT OF LONG-TERM OBLIGATIONS

     In the year ended December 31, 1994, the Company repaid the remaining $85.0 million outstanding balance on its Senior Term Loans. This resulted in an extraordinary item -- loss on early extinguishment of long-term obligations, net of taxes as discussed in Note C to the Consolidated Financial Statements included herein.

NET EARNINGS (LOSS)

     The Company had a net loss of $(61.9) million, or $(.69) per share, for the year ended December 31, 1995, compared to net earnings of $16.8 million, or $.18 per share, for the year ended December 31, 1994. The loss for the year ended December 31, 1995 compared to the year ended December 31, 1994, was primarily attributable to the decrease in net sales of $107.9 million, the decrease in gross profit of $79.1 million and increased operating expenses and other charges as discussed above. The results for the year ended December 31, 1994, include an extraordinary loss of $(.9) million, or $(.01) per share, on the early extinguishment of long-term obligations.

YEAR ENDED DECEMBER 31, 1994 VS. YEAR ENDED DECEMBER 31, 1993

NET SALES

     For the year ended December 31, 1994, net sales for the Company increased $79.9 million, or 7.6%, to $1.127 billion from $1.047 billion for the year ended December 31, 1993. Net sales of HSC increased $65.2 million, or 6.8%, for the year ended December 31, 1994, reflecting a 19.5% increase in the number of packages shipped and a 10.2% decrease in the average price per unit sold compared to the year ended December 31, 1993. Promotional price discounts, used to enhance HSC merchandise sales, increased to 2.7% of HSC sales for the year ended December 31, 1994, from 1.8% in 1993. In addition, sales by HSND, which commenced operations during the third quarter of 1994, totaled $13.5 million and sales by the Company's retail outlets increased $6.7 million for the year ended December 31, 1994 compared to the prior year.

     The increases for the year ended December 31, 1994 were primarily offset by a decline in sales of $6.9 million attributable to the sale of Mistix in the second quarter of 1994.

     The sales increases for the year ended December 31, 1994 versus 1993, occurred primarily in the first nine months of the year and were the continuation of a trend that began in the latter part of the third quarter of 1993. Management believes that 1994 sales levels were positively affected by several factors, most significantly the addition of new cable subscribers beginning in September 1993 as a result of the "must carry" provisions of the cable re-regulation law.

     In September 1994, the Company appointed senior management personnel with expertise in merchandising. The Company had also instituted procedures intended to improve purchasing and other merchandising practices. Management's emphasis included evaluating new product sources and programs to boost customer loyalty, offering higher quality and a greater variety of products, developing strong private label lines, selling higher margin items and offering name brand merchandise.

     During the fourth quarter of 1994, in addition to reorganizing its merchandising and sales practices, the Company continued to significantly restyle its programming. This included new on-air presentations, offering regularly scheduled themed shows, increasing the number of items aired per hour and the display of item numbers which enables a customer to order an item when it is off the air.

     These changes in merchandising and programming strategy were aimed at long-term improvements in sales by attempting to attract new customers and increase the frequency of sales. However, the impact of these changes was a slowdown in sales, such that consolidated net sales for the quarter ended December 31, 1994 increased only 1.8% over the same period in 1993.

     For the years ended December 31, 1994 and 1993, HSC's merchandise return percentage remained constant at 24.4%. The return rate continued to be affected by high returns in jewelry and electronics merchandise categories which typically experience higher return rates than other merchandise categories.

     The following table highlights the changes in the estimated unduplicated television household reach of HSN programming by category for the year ended December 31, 1994:

    ---------------------------------------------------------------------------------------------
                                                          CABLE*   BROADCAST   SATELLITE   TOTAL
    ---------------------------------------------------------------------------------------------
                                                               (In thousands of households)
    Households -- December 31, 1993.....................  33,788     25,876      3,100     62,764
    Net additions.......................................   2,029        463        650      3,142
    Shift in classification.............................   3,143     (3,143)        --         --
    Change in Nielsen household counts..................      --       (128)        --       (128)
                                                          ------   ---------   ---------   ------
    Households -- December 31, 1994.....................  38,960     23,068      3,750     65,778
                                                          ======    =======     ======     ======

---------------

* Households capable of receiving both broadcast and cable transmissions are included under cable.

COST OF SALES

     For the year ended December 31, 1994, cost of sales increased $26.5 million, or 3.7%, to $730.5 million from $704.0 million for the year ended December 31, 1993. As a percentage of net sales, cost of sales decreased to 64.8% from 67.3% compared to year ended December 31, 1993.

     Cost of sales of HSC increased $22.5 million for the year ended December 31, 1994. As a percentage of HSC sales, cost of sales decreased to 66.9% from 69.1%, compared to the year ended December 31, 1993. In addition, cost of sales for HSND and the Company's retail outlets for the year ended December 31, 1994, increased $5.0 million and $3.7 million, respectively, compared to the year ended December 31, 1993.

     The remaining decrease in cost of sales for the year ended December 31, 1994, compared to 1993, was primarily attributable to the sale of Mistix, as discussed in "Net Sales."

     The decreases in consolidated and HSC's cost of sales percentages in 1994 compared to 1993 relate primarily to an additional $20.1 million adjustment made to HSC's inventory carrying amount, which increased cost of sales in the first quarter of 1993, in connection with a change in management's merchandising philosophy.

OPERATING EXPENSES

     The following table highlights the operating expense section from the Company's Consolidated Statements of Operations:

    -----------------------------------------------------------------------------------------
                                                              YEARS ENDED
                                                             DECEMBER 31,
                                                            ---------------     $        %
                                                             1994     1993    CHANGE   CHANGE
    -----------------------------------------------------------------------------------------
                                                                 (In millions, except %)
    Selling and marketing.................................  $161.9   $138.1   $ 23.8     17.2%
    Engineering and programming...........................    98.8     93.7      5.1      5.5
    General and administrative............................    79.3     93.5    (14.2)   (15.1)
    Depreciation and amortization.........................    29.1     24.2      4.9     20.2
                                                            ------   ------   ------
                                                            $369.1   $349.5   $ 19.6      5.6
                                                            ======   ======   ======

     As a percentage of net sales, operating expenses decreased to 32.8% from 33.4% compared to year ended December 31, 1993.

SELLING AND MARKETING

     For the year ended December 31, 1994, selling and marketing expenses, as a percentage of net sales, increased to 14.4% from 13.2% compared to the year ended December 31, 1993.

     The major components of selling and marketing expenses are detailed below:

     ----------------------------------------------------------------------------------------
                                                          YEARS ENDED
                                                         DECEMBER 31,
                                                        ---------------       $          %
                                                        1994      1993      CHANGE     CHANGE
     ----------------------------------------------------------------------------------------
                                                               (In millions, except %)
     Telephone, operator and customer service.........  $53.8     $48.5     $ 5.3       10.8 %
     Fees to cable system operators:
       Commissions....................................   38.4      33.9       4.5       13.1
       Marketing payments for cable advertising.......   25.3      30.7      (5.4 )    (17.5 )
       Performance bonus commissions..................    9.1        --       9.1      100.0

     Telephone, operator and customer service expenses are typically related to sales, call volume and the number of packages shipped, and for the year ended December 31, 1994, compared to the year ended December 31, 1993, these expenses increased as a result of increases in call and package volume.

     For the year ended December 31, 1994, commissions to cable system operators increased at a higher rate than sales as a result of increased cable system carriage of the Company's programming due to the implementation of the "must carry" provisions of the cable re-regulation law.

     Marketing payments for cable advertising, related primarily to previous contractual commitments, decreased for the year ended December 31, 1994, compared to the year ended December 31, 1993.

     Selling and marketing expenses related to HSND totaled $6.7 million for the year ended December 31, 1994. The remaining net increase in selling and marketing expenses was attributable to other advertising and promotional expenses of the Company's other subsidiary operations.

ENGINEERING AND PROGRAMMING

     For the year ended December 31, 1994, engineering and programming expenses, as a percentage of net sales, decreased to 8.8% from 9.0% compared to the year ended December 31, 1993.

     Increases in expense related to broadcast affiliates in additional markets totaled $3.7 million compared with the year ended December 31, 1993. In addition, based on sales within the broadcast markets of SKC for the year ended December 31, 1994, the Company incurred additional broadcast commission expense of $1.3 million, compared to the year ended December 31, 1993.

GENERAL AND ADMINISTRATIVE

     For the year ended December 31, 1994, general and administrative expenses, as a percentage of net sales, decreased to 7.0% from 8.9% compared to the year ended December 31, 1993.

     For the year ended December 31, 1994, consulting and stockholder relations expenses decreased $5.3 million, due to expenses incurred in 1993, in connection with a merger proposal by Liberty Media Corporation ("Liberty") following the acquisition, in February 1993, of a controlling interest in the Company by a wholly-owned subsidiary of Liberty and the unsolicited merger proposal by QVC, Inc. that was not consummated. Expenses in connection with the Company's executive stock award program, SAR's, settlement of sales tax issues, legal expense, repairs and maintenance and equipment rental decreased $13.8 million for the year ended December 31, 1994, compared to the year ended December 31, 1993. The above decreases were offset by increases for the year ended December 31, 1994, totaling $5.0 million, in payroll expense and other administrative expenses.

DEPRECIATION AND AMORTIZATION

     For the year ended December 31, 1994, depreciation and amortization increased $3.9 million due to the amortization of cable distribution fees for the year ended December 31, 1994. The balance of the increase in depreciation and amortization was attributable to capital asset additions during the year ended December 31, 1994.

OTHER INCOME (EXPENSE)

     For the year ended December 31, 1994, the Company had net other income of $3.6 million compared to net other expense of $(12.6) million for the year ended December 31, 1993.

     Interest income decreased $4.1 million for the year ended December 31, 1994, compared to the year ended December 31, 1993, due to the repayment by SKC, in August 1994, of its indebtedness to the Company.

     Interest expense decreased $5.4 million for the year ended December 31, 1994, primarily as a result of the repayment by the Company, in August 1994, of its Senior Term Loans.

     For the year ended December 31, 1994, net miscellaneous expense decreased $2.0 million compared to the year ended December 31, 1993. Net miscellaneous expense for the year ended December 31, 1993 included nonrecurring costs totaling $3.8 million. For the year ended December 31, 1994, net miscellaneous expense included a $(2.9) million loss on the sale of Mistix. In addition, 1994 included the receipt of proceeds from a lawsuit settlement totaling $.8 million.

     Net other expense for the year ended December 31, 1993 also included litigation settlements totaling $13.0 million.

INCOME TAXES

     The Company's effective tax rate was an expense of 42.0% for the year ended December 31, 1994 and a benefit of (20.6)% for the year ended December 31, 1993. The Company's effective tax rate for these periods differed from the statutory rate due primarily to the amortization of goodwill and other acquired intangible assets relating to acquisitions from prior years, state income taxes and the provision for interest on adjustments proposed by the IRS, as discussed in Note D to the Consolidated Financial Statements included herein.

EXTRAORDINARY ITEM -- LOSS ON EARLY EXTINGUISHMENT OF LONG-TERM OBLIGATIONS

     In the year ended December 31, 1994, the Company repaid the remaining $85.0 million outstanding balance on its Senior Term Loans. In the year ended December 31, 1993, the Company refinanced and retired the remaining $143.3 million of its 11 3/4% Senior Notes and retired the remaining $16.9 million of its 5 1/2% Convertible Subordinated Debentures. These transactions resulted in extraordinary items -- loss on early extinguishment of long-term obligations, net of taxes as discussed in Note C to the Consolidated Financial Statements included herein.

NET EARNINGS (LOSS)

     The Company had net earnings of $16.8 million, or $.18 per share, for the year ended December 31, 1994, compared to a net loss of $(22.8) million, or $(.26) per share, for the year ended December 31, 1993. The increase in net earnings for the year ended December 31, 1994, was primarily attributable to an increase in net sales of $79.9 million and an increase in gross profit of $53.5 million compared to the year ended December 31, 1993. As discussed in "Cost of Sales," the results for the year ended December 31, 1993, included an additional adjustment of $20.1 million to the inventory carrying amount. The results for the year ended December 31, 1993 were also affected by the litigation settlements of $13.0 million, as discussed in "Other Income (Expense)." As previously discussed, the Company recorded a loss of $(2.9) million on the sale of the common stock of Mistix. In addition, the consolidated results for the year ended December 31, 1994 included a pre-tax loss for Mistix of $(1.6) million. Consolidated results also included extraordinary losses, net of taxes, of $(.9) million, or $(.01) per share, for the year ended December 31, 1994, and $(7.2) million, or $(.08) per share, for the year ended December 31, 1993.

SEASONALITY

     The Company believes that seasonality does impact its business but not to the same extent it impacts the retail industry in general.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     The following table highlights various balances and ratios from the Consolidated Financial Statements included herein:

    ---------------------------------------------------------------------------------------
                                                                           DECEMBER 31,
                                                                        -------------------
                                                                         1995        1994
    ---------------------------------------------------------------------------------------
    Cash and cash equivalents (millions)..............................  $  25.2     $  33.6
    Working capital (millions)........................................  $   7.6     $  23.1
    Current ratio.....................................................   1.04:1      1.11:1
    Accounts and notes receivable, net (millions).....................  $  23.6     $  43.7
    Inventories, net (millions).......................................  $ 101.6     $ 118.8
    Annual inventory turnover.........................................     6.37        6.36

     The principal source of cash for the year ended December 31, 1995, was borrowings by the Company under its Credit Facility, which were used principally to pay cable distribution fees of $72.1 million, purchase treasury stock, pay litigation settlements of $14.5 million and pay for capital expenditures. The net loss adjusted for non-cash items totaled $(32.2) million for the year ended December 1995.

     The primary reason for the decrease in accounts and notes receivable is "FlexPay" accounts receivable which totaled $13.0 million at December 31, 1995, compared to $23.6 million at December 31, 1994. The Company's financing of "FlexPay" accounts receivable has not had a significant impact on its liquidity position. In addition, on March 27, 1995, Precision Systems, Inc. ("PSi") repaid $2.7 million, plus accrued interest, of its $5.0 million loan from the Company. Under an agreement between the Company and PSi, the remaining principal balance of the loan was recorded as a prepayment of monthly software maintenance payments due PSi from the Company through December 1995.

     Inventories decreased due to promotional sales events held in December 1995 and a $14.5 million increase in HSC's inventory carrying value adjustment primarily related to product which is inconsistent with HSC's new sales and merchandising philosophy. The inventory balance is net of a carrying value adjustment of $33.3 million at December 31, 1995, which represents an increase from $18.8 million at December 31, 1994.

     Capital expenditures for the year ended December 31, 1995, were $13.0 million. The Company estimates capital expenditures will range between $18.0 million and $21.0 million for 1996.

     The Company's Credit Facility was amended on September 28, 1995 and the maximum borrowing availability was increased from $100.0 million to $150.0 million at that time. On that date, HSN pledged the capital stock of HSC and HSN Realty, Inc. ("Realty"), the guarantors of the Credit Facility, to secure the Company's obligation under the Credit Facility. On February 13, 1996, the covenants in the Credit Facility were further amended to include the effect of, among other things, certain of the restructuring and other charges as discussed in Note F to the Consolidated Financial Statements included herein, to allow for additional subordinated financing as discussed in Notes P and R to the Consolidated Financial Statements included herein and, upon conclusion of the additional financing, to reduce the maximum borrowing availability under the Credit Facility to $120.0 million. Restrictions remain on repurchases of the Company's common stock based upon future cash flow levels. On March 1, 1996, the Company completed a private placement of $100.0 million of Convertible Subordinated Debentures due March 1, 2006. The Company used the net proceeds to repay borrowings under the Credit Facility leaving an outstanding loan balance of $30.0 million with $90.0 million available for borrowing. The Company anticipates that it will use its additional borrowing capacity to finance working capital requirements, capital expenditures and general corporate purposes.

     During 1996, management expects to pay cable distribution fees, totaling $12.3 million, relating to current contracts with cable system operators to carry HSC programming. Of this amount, $2.3 million is payable to a related party.

     In July 1995, the Company paid $4.0 million for a 20.0% interest in Body By Jake Enterprises, L.L.C. This investment is accounted for under the cost method.

     In management's opinion, available cash, internally generated funds and the Credit Facility will provide sufficient capital resources to meet the Company's foreseeable needs.

     As of February 29, 1996, the Company had a $25.0 million committed bank credit line collateralized by the capital stock of HSC and Realty. In addition, the Company had an additional uncommitted unsecured bank credit line offered on a conditional basis. These credit lines back letters of credit which are used exclusively to facilitate the purchase of imported inventory. Presentation of letters of credit by vendors results in an immediate charge to the Company's account with no interest charges incurred. Outstanding letters of credit, which cannot exceed $25.0 million in total in accordance with the Credit Facility, amounted to $11.6 million at February 29, 1996, on the committed and uncommitted lines, leaving $13.4 million available.

     For the year ended December 31, 1995, the Company did not pay any cash dividends and does not anticipate paying cash dividends in the immediate future.

     In 1994, the Company's Board of Directors authorized the repurchase of up to an additional $75.0 million of the Company's common stock. In 1994, the Company repurchased 1.3 million shares at a total cost of $13.1 million and in the quarter ended March 31, 1995, the Company repurchased an additional 2.6 million shares at a total additional cost of $21.6 million. Under the terms of the Credit Facility the Company is restricted from purchasing its common stock until it meets certain cash flow ratios.

NEW ACCOUNTING PRONOUNCEMENTS

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") effective for transactions entered into after December 15, 1995. FAS 123 provides alternatives for the methods used by entities to record compensation expense associated with its stock-based compensation plans. Additionally, FAS 123 provides further guidance on the disclosure requirements relating to stock-based compensation plans. Management believes that the adoption of FAS 123 will not have a material impact on the financial condition or the results of operations of the Company.

ITEM 8 -- CONSOLIDATED FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

THE BOARD OF DIRECTORS
HOME SHOPPING NETWORK, INC.

     We have audited the accompanying consolidated balance sheets of Home Shopping Network, Inc. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Home Shopping Network, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                          /s/  KPMG PEAT MARWICK LLP
St. Petersburg, Florida
February 21, 1996

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------
                                                                                      DECEMBER 31,
                                                                                 -----------------------
                                                                                   1995           1994
--------------------------------------------------------------------------------------------------------
                                                                                     (In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents......................................................  $ 25,164       $ 33,648
Accounts and notes receivable (net of an allowance for doubtful accounts of
  $1,685 and $1,738, respectively).............................................    23,634         43,657
Inventories, net...............................................................   101,564        118,801
Deferred income taxes..........................................................    24,484         22,108
Other current assets, net......................................................     8,149         10,632
                                                                                 --------       --------
         Total current assets..................................................   182,995        228,846
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment...............................................    90,581        106,144
Buildings and leasehold improvements...........................................    69,843         74,514
Furniture and other equipment..................................................    49,561         46,183
                                                                                 --------       --------
                                                                                  209,985        226,841
         Less accumulated depreciation and amortization........................   118,710        116,697
                                                                                 --------       --------
                                                                                   91,275        110,144
Land...........................................................................    17,093         17,774
Construction in progress.......................................................       406          3,182
                                                                                 --------       --------
                                                                                  108,774        131,100
OTHER ASSETS
Cable distribution fees, net ($34,803 and $34,174, respectively, to related
  parties).....................................................................    99,161         67,978
Deferred income taxes..........................................................    23,142             --
Long-term investments ($10,000 in a related party).............................    14,000         10,000
Other non-current assets.......................................................     8,223          8,575
                                                                                 --------       --------
                                                                                  144,526         86,553
                                                                                 --------       --------
                                                                                 $436,295       $446,499
                                                                                 ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations....................................  $  1,555       $  1,690
Accounts payable...............................................................    84,297         75,264
Accrued liabilities:
  Programming fees ($2,260 and $26,591 respectively, to related parties).......    20,377         50,170
  Sales returns................................................................    10,832         12,304
  Litigation settlements.......................................................     6,140         14,450
  Treasury stock...............................................................        --         13,109
  Other........................................................................    52,223         38,786
                                                                                 --------       --------
         Total current liabilities.............................................   175,424        205,773
LONG-TERM OBLIGATIONS (net of current maturities)..............................   135,810         27,491
DEFERRED INCOME TAXES..........................................................        --          6,792
COMMITMENTS AND CONTINGENCIES..................................................        --             --
STOCKHOLDERS' EQUITY
Preferred stock -- $.01 par value; authorized 500,000 shares, no shares issued
  and outstanding..............................................................        --             --
Common stock -- $.01 par value; authorized 150,000,000 shares, issued
  77,718,379 and 77,553,329 at December 31, 1995 and 1994, respectively........       777            776
Class B -- convertible common stock -- $.01 par value; authorized, issued and
  outstanding 20,000,000 shares................................................       200            200
Additional paid-in capital.....................................................   169,057        167,463
Retained earnings..............................................................     7,677         69,560
Treasury stock -- 6,986,000 and 4,440,700 common shares, at cost, at December
  31, 1995 and 1994, respectively..............................................   (48,718)       (27,136)
Unearned compensation..........................................................    (3,932)        (4,420)
                                                                                 --------       --------
                                                                                  125,061        206,443
                                                                                 --------       --------
                                                                                 $436,295       $446,499
                                                                                 ========       ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------------------
                                                                   YEARS ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                1995         1994         1993
-------------------------------------------------------------------------------------------------
                                                               (In thousands, except per share
                                                                            data)
NET SALES..................................................  $1,018,625   $1,126,514   $1,046,580
Cost of sales..............................................     701,678      730,504      704,040
                                                             ----------   ----------   ----------
          Gross profit.....................................     316,947      396,010      342,540
                                                             ----------   ----------   ----------
Operating expenses:
  Selling and marketing....................................     167,063      161,886      138,092
  Engineering and programming..............................      98,216       98,835       93,686
  General and administrative...............................      77,087       79,344       93,539
  Depreciation and amortization............................      38,854       29,066       24,172
  Other charges............................................      11,893           --           --
  Restructuring charges....................................       4,114           --           --
                                                             ----------   ----------   ----------
                                                                397,227      369,131      349,489
                                                             ----------   ----------   ----------
          Operating profit (loss)..........................     (80,280)      26,879       (6,949)
Other income (expense):
  Interest income..........................................       1,961        9,556       13,655
  Interest expense.........................................     (10,077)      (5,512)     (10,863)
  Miscellaneous............................................        (426)        (403)      (2,410)
  Litigation settlements...................................      (6,383)          --      (13,000)
                                                             ----------   ----------   ----------
                                                                (14,925)       3,641      (12,618)
                                                             ----------   ----------   ----------
Earnings (loss) before income taxes and extraordinary
  item.....................................................     (95,205)      30,520      (19,567)
Income tax expense (benefit)...............................     (33,322)      12,819       (4,028)
                                                             ----------   ----------   ----------
Earnings (loss) before extraordinary item..................     (61,883)      17,701      (15,539)
Extraordinary item -- loss on early extinguishment of
  long-term obligations (net of tax benefit of $567 and
  $4,395 for the years ended December 31, 1994 and 1993,
  respectively)............................................          --         (924)      (7,242)
                                                             ----------   ----------   ----------
NET EARNINGS (LOSS)........................................  $  (61,883)  $   16,777   $  (22,781)
                                                              =========    =========    =========
Earnings (loss) per common share:
  Earnings (loss) before extraordinary item................  $     (.69)  $      .19   $     (.18)
  Extraordinary item, net..................................          --         (.01)        (.08)
                                                             ----------   ----------   ----------
  Net earnings (loss)......................................  $     (.69)  $      .18   $     (.26)
                                                              =========    =========    =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------
                                                CLASS B
                                              CONVERTIBLE   ADDITIONAL                         UNEARNED
                                     COMMON     COMMON       PAID-IN     RETAINED   TREASURY   COMPEN-
                                     STOCK       STOCK       CAPITAL     EARNINGS    STOCK      SATION     TOTAL
------------------------------------------------------------------------------------------------------------------
                                                                    (In thousands)
BALANCE AT DECEMBER 31, 1992.......   $671       $ 242       $115,846    $ 75,564   $(14,027)  $(8,147)   $170,149
Issuance of common stock upon
  exercise of stock options........     55          --         31,796          --         --        --      31,851
Issuance of common stock upon
  conversion of debentures.........     --          --             15          --         --        --          15
Unearned compensation related to
  executive stock award program....     --          --          1,009          --         --    (1,009)         --
Income tax benefit related to
  executive stock award program and
  stock options exercised..........     --          --         11,705          --         --        --      11,705
Expense related to executive stock
  award program....................     --          --             --          --         --     5,615       5,615
Conversion of Class B common stock
  to common stock..................     36         (36)            --          --         --        --          --
Net loss for the year ended
  December 31, 1993................     --          --             --     (22,781)        --        --     (22,781)
                                     ------      -----      ----------   --------   --------   --------   --------
BALANCE AT DECEMBER 31, 1993.......    762         206        160,371      52,783    (14,027)   (3,541)    196,554
Issuance of common stock upon
  exercise of stock options........      8          --          4,517          --         --        --       4,525
Unearned compensation related to
  employee equity participation
  plan.............................     --          --             --          --         --    (3,736)     (3,736)
Income tax benefit related to
  executive stock award program and
  stock options exercised..........     --          --          2,575          --         --        --       2,575
Expense related to executive stock
  award program....................     --          --             --          --         --     2,047       2,047
Expense related to employee equity
  participation plan...............     --          --             --          --         --       810         810
Purchases of treasury stock, at
  cost.............................     --          --             --          --    (13,109)       --     (13,109)
Conversion of Class B common stock
  to common stock..................      6          (6)            --          --         --        --          --
Net earnings for the year ended
  December 31, 1994................     --          --             --      16,777         --        --      16,777
                                     ------      -----      ----------   --------   --------   --------   --------
BALANCE AT DECEMBER 31, 1994.......    776         200        167,463      69,560    (27,136)   (4,420)    206,443
Issuance of common stock upon
  exercise of stock options........      1          --            902          --         --        --         903
Unearned compensation related to
  executive stock award program and
  stock options granted............     --          --             96          --         --       (63)         33
Unearned compensation related to
  employee equity participation
  plan.............................     --          --             --          --         --    (1,264)     (1,264)
Income tax benefit related to
  executive stock award program and
  stock options exercised..........     --          --            596          --         --        --         596
Expense related to executive stock
  award program....................     --          --             --          --         --       795         795
Expense related to employee equity
  participation plan...............     --          --             --          --         --     1,020       1,020
Purchases of treasury stock, at
  cost.............................     --          --             --          --    (21,582)       --     (21,582)
Net loss for the year ended
  December 31, 1995................     --          --             --     (61,883)        --        --     (61,883)
                                     ------      -----      ----------   --------   --------   --------   --------
BALANCE AT DECEMBER 31, 1995.......   $777       $ 200       $169,057    $  7,677   $(48,718)  $(3,932)   $125,061
                                     ======== ==========    =========    =========  =========  ========   =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------
                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                             1995         1994          1993
-----------------------------------------------------------------------------------------------
                                                                      (In thousands)
Cash flows from operating activities:
  Net earnings (loss)....................................  $(61,883)    $  16,777     $ (22,781)
  Adjustments to reconcile net earnings (loss) to net
     cash provided by (used in) operating activities:
       Depreciation and amortization.....................    26,162        25,173        24,172
       Amortization of cable distribution fees...........    12,692         3,893            --
       Inventory carrying value adjustment...............    14,468        (6,455)       12,179
       Deferred income taxes.............................   (32,310)        5,649       (14,102)
       Loss on disposition of wholly-owned subsidiary....        --         2,854            --
       Loss on retirement of long-term obligations.......        --         1,491        11,637
       Change in Stock Appreciation Rights ("SAR's") and
          common stock issued for services provided......     1,911         1,310         8,449
       Provision for losses on accounts and notes
          receivable.....................................       440           377          (171)
       Equity in (earnings) losses of unconsolidated
          affiliates.....................................       302          (144)          589
       (Gain) loss on sale of assets.....................     6,040           106          (277)
       Liquidation of joint venture operation............        --            --           722
       Change in current assets and liabilities:
          (Increase) decrease in accounts receivable.....    12,576       (10,698)      (15,753)
          (Increase) decrease in interest receivable from
            related party................................        --         1,039        (1,039)
          (Increase) decrease in inventories.............     1,635        (1,416)       (4,056)
          (Increase) decrease in other current assets....     3,572        (3,313)       (1,175)
          Increase (decrease) in accounts payable........     9,362       (13,594)       26,683
          Increase (decrease) in accrued liabilities.....   (24,303)       24,687        29,923
       Increase in cable distribution fees...............   (43,874)      (71,871)           --
       Stock purchases for employee equity participation
          plan...........................................    (1,264)       (3,736)           --
                                                           --------      --------     ---------
          NET CASH PROVIDED BY (USED IN) OPERATING
            ACTIVITIES...................................   (74,474)      (27,871)       55,000
                                                           --------      --------     ---------
Cash flows from investing activities:
  Capital expenditures...................................   (13,004)      (18,602)      (15,491)
  Proceeds from sale of assets...........................     8,727         3,221           548
  Increase in long-term investments......................    (4,000)           --        (2,775)
  Proceeds from long-term notes receivable...............     3,169       133,325         4,892
  Increase in intangible assets..........................    (2,378)       (4,338)       (2,057)
  (Increase) decrease in other non-current assets........      (920)       (6,185)          683
                                                           --------      --------     ---------
          NET CASH PROVIDED BY (USED IN) INVESTING
            ACTIVITIES...................................    (8,406)      107,421       (14,200)
                                                           --------      --------     ---------
Cash flows from financing activities:
  Borrowings from secured credit facility................   120,000            --            --
  Payments for purchases of treasury stock...............   (34,691)           --            --
  Principal payments on and redemptions of long-term
     obligations.........................................   (11,816)     (110,993)     (206,506)
  Proceeds from issuance of common stock.................       903         4,525        31,851
  Borrowings from unsecured credit facilities............        --        25,000       150,000
                                                           --------      --------     ---------
          NET CASH PROVIDED BY (USED IN) FINANCING
            ACTIVITIES...................................    74,396       (81,468)      (24,655)
                                                           --------      --------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....    (8,484)       (1,918)       16,145
Cash and cash equivalents at beginning of year...........    33,648        35,566        19,421
                                                           --------      --------     ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR.................  $ 25,164     $  33,648     $  35,566
                                                           ========      ========     =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Home Shopping Network, Inc. (the "Company" or "HSN") is a holding company, the subsidiaries of which conduct the day-to-day operations of the Company's various business activities. The Company's primary business is electronic retailing conducted by Home Shopping Club, Inc. ("HSC"), a wholly-owned subsidiary of the Company.

     The following is a summary of the significant accounting policies of the Company consistently applied in the preparation of the accompanying consolidated financial statements.

1. CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

2. CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash and short-term investments. Short-term investments consist primarily of U.S. Treasury Securities, auction preferred shares, U.S. Government agencies and certificates of deposit with original maturities of less than 91 days.

3. ACCOUNTS AND NOTES RECEIVABLE

     HSN has a sales program with a deferred payment arrangement, "FlexPay", which allows customers to charge their purchases to third party credit cards in installments, generally over three consecutive months. FlexPay receivables totaled $13,015,000 and $23,621,000 at December 31, 1995 and 1994, respectively. At December 31, 1994 accounts and notes receivable included $3,000,000 due from a former chairman of the Company's Board of Directors and a $5,000,000 note receivable from a former wholly-owned subsidiary, Precision Systems, Inc. ("PSi").

4. INVENTORIES, NET

     Merchandise inventories are valued at the lower of cost or market, cost being determined using the first-in, first-out method. Cost includes freight, certain warehousing costs and other allocable overhead. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors. Inventories are presented net of an inventory carrying adjustment of $33,259,000 and $18,791,000 at December 31, 1995 and 1994, respectively.

5. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, including significant improvements, are recorded at cost. Repairs and maintenance and any gains or losses on dispositions are included in operations.

     Depreciation and amortization are provided on a straight-line basis to allocate the cost of depreciable assets to operations over their estimated service lives as follows:

                                                                             DEPRECIATION/
                               ASSET CATEGORY                             AMORTIZATION PERIOD
    --------------------------------------------------------------------  -------------------
    Computer and broadcast equipment....................................      3 to 10 Years
    Buildings...........................................................     30 to 40 Years
    Leasehold improvements..............................................      4 to 13 Years
    Furniture and other equipment.......................................      3 to 10 Years

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

     Depreciation and amortization expense on property, plant and equipment was $20,452,000, $22,540,000 and $21,911,000 for the years ended December 31, 1995,
1994 and 1993, respectively.

     For income tax purposes, certain assets are depreciated using allowable accelerated methods which result in different depreciation amounts than would be calculated for financial statement purposes.

6. CABLE DISTRIBUTION FEES, NET

     The Company pays upfront fees for long-term cable contracts for carriage of the Company's programming. These fees are amortized to expense on a straight-line basis, over the terms of the respective contracts which range from 5 to 15 years. Amortization expense for cable distribution fees for the years ended December 31, 1995 and 1994 was $12,692,000 and $3,893,000, respectively. Accumulated amortization as of December 31, 1995 and 1994 was $16,585,000 and $3,893,000, respectively.

     The Company periodically analyzes the value of its cable distribution fees to determine if an impairment has occurred. The Company measures the potential impairment of recorded cable distribution fees by the undiscounted value of expected future operating cash flows in relation to its net capital investment. Based on its analysis, the Company does not believe that an impairment of its cable distribution fees has occurred.

7. OTHER NON-CURRENT ASSETS

     Other non-current assets consists primarily of goodwill which is recorded at cost and amortized on a straight-line basis over its economic life, primarily three years. In connection with the purchase of Internet Software, Inc. ("ISN") during 1994, as discussed in Note E, goodwill increased by $5,239,000.

     Amortization expense for other non-current assets was $5,710,000, $2,633,000 and $2,261,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The increase in amortization expense during 1995 was related to the sale of name lists for Ortho-Vent, Inc. ("Ortho-Vent"), one of the Company's mail order subsidiaries, as discussed below and in Note F.

     Costs in connection with mailing lists developed for the Company's direct response advertising business are amortized over a two year period. The total amount of direct response advertising included in amortization expense for the years ended December 31, 1995, 1994, and 1993, was $3,868,000, $1,982,000, and
$1,988,000, respectively. Due to the sale of the Ortho-Vent assets, the Company no longer incurs these costs and all previously capitalized amounts were written-off in 1995. All non-direct response advertising is expensed in the period incurred.

8. NET SALES

     Revenues include merchandise sales and shipping and handling revenues, and are reduced by incentive discounts and sales returns to arrive at net sales. Revenues are recorded for credit card sales upon transaction authorization, and for check sales upon receipt of customer payment, which does not vary significantly from the time goods are shipped. The Company's sales policy allows merchandise to be returned at the customer's discretion, generally up to 30 days. An allowance for returned merchandise is provided based upon past experience.

9. INCOME TAXES

     The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

10. EARNINGS (LOSS) PER SHARE

     Primary earnings (loss) per common share is based on net earnings (loss) divided by the weighted average number of common shares outstanding giving effect to stock options and convertible debt, when dilutive. Fully diluted earnings per share is not materially different from primary earnings per share in any period presented.

     The weighted average number of common shares outstanding was 90,782,000, 95,061,000 and 91,192,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

11. RECLASSIFICATIONS

     Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the 1995 presentation.

NOTE B -- LONG-TERM INVESTMENTS

     In July 1995, the Company paid $4,000,000 for a 20% interest in Body By Jake Enterprises, L.L.C. ("BBJ"). This investment is accounted for under the cost method. Simultaneously, the Company entered into a long-term joint marketing agreement with BBJ to provide for the sale and promotion of merchandise through HSC and other distribution channels.

     The Company has a $10,000,000 investment consisting of 100,000 shares of Series A non-voting preferred stock, $.01 par value, with a liquidation preference of $100 per share, in The National Registry Inc. ("NRI"), which is accounted for under the cost method. This investment is convertible into 6,336,154 shares of NRI common stock at the Company's option, however, conversion to common stock is automatic in the event that cumulative gross revenues for NRI reach $15,000,000. At December 31, 1995, one of the Company's executive officers served as a director of NRI. J. Anthony Forstmann, a director of the Company, is Chairman of NRI and had voting rights with respect to 28.3% of NRI's common stock as of December 31, 1995.

NOTE C -- LONG-TERM OBLIGATIONS AND CREDIT FACILITIES

----------------------------------------------------------------------------------------------
                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                          1995          1994
----------------------------------------------------------------------------------------------
                                                                            (In thousands)
Secured $150,000,000 Revolving Credit Facility as amended February 13,
  1996, ("Credit Facility") which expires April 1, 1997 (unsecured prior to September 28, 1995). Borrowings can be used for general corporate purposes. The interest rate ranged from 6.25% to 8.81% and is tied to the London Interbank Offered Rate ("LIBOR"), plus an applicable margin based on the Company's total debt to operating
  cash flow ratio.....................................................  $135,000       $25,000
Unsecured 7.5% note, plus accrued interest, payable to related parties, in connection with a business acquisition, due on September
  1, 1996. See Note E.................................................     1,325         2,903
Other long-term obligations...........................................     1,040         1,278
                                                                        --------       -------
Total long-term obligations...........................................   137,365        29,181
Less current maturities...............................................     1,555         1,690
                                                                        --------       -------
Long-term obligations, net of current maturities......................  $135,810       $27,491
                                                                        ========       =======

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

     Aggregate contractual maturities of long-term obligations are as follows:

    ---------------------------------------------------------------------------------------
    YEARS ENDING
    DECEMBER 31,
    ---------------------------------------------------------------------------------------
                                                                             (In thousands)
    1996...................................................................     $  1,555
    1997...................................................................      135,250
    1998...................................................................          270
    1999...................................................................          290
                                                                             --------------
                                                                                $137,365
                                                                             ===========

     The Company's Credit Facility was amended on September 28, 1995 and the maximum borrowing availability was increased from $100,000,000 to $150,000,000 at that time. On that date, HSN pledged the stock of HSC and HSN Realty, Inc. ("Realty"), the guarantors of the Credit Facility, to secure the Company's obligation under the Credit Facility. On February 13, 1996, the covenants in the Credit Facility were further amended to include the effect of, among other things, certain of the restructuring and other charges as discussed in Note F and to allow for additional subordinated financing as discussed in Note P. The Credit Facility has yearly extension options beyond April 1997, if requested by the Company, subject to approval of the participating banks. Under the Credit Facility, the interest rate on borrowings is tied to the LIBOR, Federal Funds Rate, or Prime Rate, at the Company's option, plus an applicable margin. Commitment fee payments relating to the Credit Facility totaled $2,720,000 and $170,000, respectively, during 1995 and 1994. The unamortized commitment fee balance of $1,170,000 at December 31, 1995 is being amortized over the expected remaining life of the agreement.

     Restrictions contained in the Credit Facility include, but are not limited to, limitations on the encumbrance and disposition of assets, certain restrictions on repurchases of the Company's common stock and the maintenance of various financial covenants and ratios.

     The Company also has a $25,000,000 committed bank credit line secured by the capital stock of HSC and Realty. In addition, the Company has an uncommitted unsecured bank credit line offered on a conditional basis. On February 13, 1996, the committed bank credit line was amended on the same terms as the Credit Facility discussed above. These facilities back letters of credit, used exclusively to facilitate the purchase of imported inventory. Presentation of letters of credit by vendors results in an immediate charge to the Company's account with no interest charges incurred. Outstanding letters of credit are limited to a total of $25,000,000 at any time, under the terms of the Credit Facility. At December 31, 1995, outstanding letters of credit amounted to $14,052,000 leaving $10,948,000 of these bank credit lines available.

     The Company recognized extraordinary losses on the early extinguishment of its long-term obligations as follows:

    --------------------------------------------------------------------------------------
                                                                          DECEMBER 31,
                                                                      --------------------
                                                                       1994         1993
    --------------------------------------------------------------------------------------
                                                                         (In thousands)
    Total extinguished..............................................  $85,000     $160,152
                                                                      =======     ========
    Pre-tax loss net of discounts...................................  $(1,491)    $(11,637)
    Income tax benefit..............................................      567        4,395
                                                                      -------     --------
    Extraordinary loss..............................................  $  (924)    $ (7,242)
                                                                      =======     ========

     There was no early extinguishment of long-term obligations during the year ended December 31, 1995.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE D -- INCOME TAXES

     A reconciliation of total income tax expense (benefit) to the amounts computed by applying the statutory federal income tax rate to earnings (loss) before income tax expense (benefit) and extraordinary item is shown as follows:

    -------------------------------------------------------------------------------------------------
                                                                         YEARS ENDED DECEMBER 31,
                                                                     --------------------------------
                                                                       1995        1994        1993
    -------------------------------------------------------------------------------------------------
                                                                              (In thousands)
    Income tax expense (benefit) at the federal statutory rate of
      35% (effect of rate change in 1993 to 35% was $(196))........  $(33,322)    $10,682     $(6,848)
    Amortization and write-off of goodwill and other acquired
      intangibles and interest on adjustments proposed by the
      Internal Revenue Service ("IRS").............................     1,629       2,145       1,582
    State income tax expense (benefit), net of effect of federal
      taxes........................................................    (1,778)        803          71
    Executive compensation in excess of $1 million.................      (688)         --         688
    Sale of wholly-owned subsidiary................................        --        (920)         --
    Other, net.....................................................       837         109         479
                                                                     --------     -------     -------
                                                                     $(33,322)    $12,819     $(4,028)
                                                                     =========    ========    ========

     The Company's effective tax expense (benefit) rate was (35.0)% for 1995, 42.0% for 1994; and (20.6)% for 1993.

     The components of income tax expense (benefit) attributable to operations are as follows:

    -------------------------------------------------------------------------------------------------
                                                                        YEARS ENDED DECEMBER 31,
                                                                    ---------------------------------
                                                                      1995        1994         1993
    -------------------------------------------------------------------------------------------------
                                                                             (In thousands)
    CURRENT INCOME TAXES:
    Federal.......................................................  $ (1,023)    $ 4,791     $  8,753
    State.........................................................        11         584          870
                                                                    --------     -------     --------
                                                                      (1,012)      5,375        9,623
                                                                    --------     -------     --------
    DEFERRED INCOME TAXES:
    Net operating loss carry over.................................   (23,489)         --           --
    Depreciation for tax in excess of (less than) financial
      statements..................................................    (2,207)        683           55
    Sales returns.................................................       382         493         (471)
    Amortization of acquired intangible assets....................        --      (1,622)          47
    Provision for accrued liabilities.............................    (1,407)        956       (1,363)
    Inventory costing.............................................    (4,421)      1,330       (4,057)
    Litigation settlements........................................     1,859         542       (4,550)
    Deferred compensation.........................................       662         275         (907)
    State income taxes............................................    (1,786)        325         (618)
    IRS settlement................................................        --       1,794           --
    Amortization of long-term obligation issue costs..............        --          --         (718)
    Sales tax accrual.............................................       294         771           24
    Provision for uncollectible amounts...........................        (6)      2,585         (351)
    Amortization of cable distribution fees.......................    (1,775)       (530)          --
    Charitable contribution carryover.............................       (48)        244         (910)
    Valuation allowance...........................................       240         116          135
    Other, net....................................................      (608)       (518)          33
                                                                    --------     -------     --------
                                                                     (32,310)      7,444      (13,651)
                                                                    --------     -------     --------
                                                                    $(33,322)    $12,819     $ (4,028)
                                                                    =========    ========    =========

     During the years ended December 31, 1994 and 1993, the Company recorded an extraordinary item, loss on early extinguishment of long-term obligations, net of the income tax effect. See Note C.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

    --------------------------------------------------------------------------------------
                                                                           DECEMBER 31,
                                                                        ------------------
                                                                          1995      1994
    --------------------------------------------------------------------------------------
                                                                          (In thousands)
    CURRENT
    Deferred tax assets:
      Inventory costing...............................................  $ 10,339   $ 5,918
      Provision for accrued liabilities...............................     5,182     3,775
      Sales returns...................................................     3,794     4,176
      Litigation settlements..........................................     2,149     4,008
      Provision for uncollectible amounts.............................       614       608
      Deferred compensation...........................................     1,163     1,825
      Sales tax accrual...............................................       484       778
      Charitable contribution carryover...............................       714       666
      Other...........................................................        45       354
                                                                        --------   -------
              Net deferred tax assets.................................  $ 24,484   $22,108
                                                                        ========   =======
    NON-CURRENT
    Deferred tax liabilities (assets):
      Net operating loss carry over...................................  $(23,489)  $    --
      State income taxes..............................................    (2,419)     (633)
      Cable distribution fees.........................................    (2,305)     (530)
      Investment in unconsolidated subsidiaries.......................        --      (238)
      Installment sale................................................        --      (182)
      Other...........................................................    (1,759)     (915)
                                                                        --------   -------
                                                                         (29,972)   (2,498)
      Less valuation allowance........................................     1,235       995
                                                                        --------   -------
                                                                         (28,737)   (1,503)
      Depreciation for tax in excess of financial statements..........     5,409     7,616
      Capitalized costs of mailing lists..............................        --       539
      Other...........................................................       186       140
                                                                        --------   -------
              Net deferred tax liabilities (assets)...................  $(23,142)  $ 6,792
                                                                        ========   =======

     The Company had taxable income (loss) and pre-tax book income (loss) for the periods presented as follows:

    ---------------------------------------------------------------------------------------
                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                                1995      1994       1993
    ---------------------------------------------------------------------------------------
                                                                     (In thousands)
    Taxable income (loss)...................................  $(72,849)  $ 5,200   $  8,207
    Pre-tax book income (loss)..............................  $(95,205)  $29,029   $(31,204)

     The primary differences between taxable income (loss) and pre-tax book income (loss) are the gross effects of the deferred income taxes, exclusive of the net operating loss carry over as detailed above. In addition to these reconciling items, the Company recognized income tax deductions relating to the issuance of common stock pursuant to the Company's executive stock award program and the exercise of stock options ("Common Stock Deductions"), the income tax benefit of which was recorded as an increase to additional

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES paid-in capital. During the years ended December 31, 1995, 1994 and 1993, the Company incurred Common Stock Deductions of $1,445,000, $7,308,000 and $31,697,000, respectively.

     Except for the effects of the reversal of net deductible temporary differences and the effects of future Common Stock Deductions, the Company is not currently aware of any factors which would cause any significant differences between taxable income and pre-tax book income in future years. There can be no assurances that there will not be significant differences in the future between taxable income and pre-tax book income if circumstances change (for example, changes in tax laws or the Company's financial condition or performance).

     During 1995, the Company incurred a tax loss of $72,849,000. The Company will carryback $8,900,000 to prior taxable years to obtain an income tax refund. The remaining tax loss of $63,949,000 will be carried forward and will expire on December 31, 2010. Management believes that it will generate future taxable income sufficient to realize this tax benefit prior to its expiration. New management, which has substantial experience in the television retail business, has been appointed and is establishing a new direction for the Company intended to reverse operating losses experienced in 1995. The Company's plans are to provide a proper inventory mix with respect to product assortment and price point that attracts both first-time buyers and active buyers, and improved inventory management.

     Management of the Company believes that through minimal growth in net sales, calculated at cost of living increases of 3.5%, cost reduction measures implemented during late 1995 and early 1996, and further anticipated reductions resulting from expected capital expenditures, that both the net operating loss carryforwards of $63,949,000 and a substantial portion of other deferred tax assets presented above will be recovered within a three-year period. Accordingly, the Company has recognized an asset related to these carryforward and no valuation allowance has been provided. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings in order to allow the Company to realize the benefits of the net operating loss carryforward or other deferred tax assets.

     During 1994, the IRS completed its examination of the Company's federal income tax returns for fiscal years 1986 through 1989 and proposed various adjustments. The Company and the IRS agreed to settle all of the outstanding issues with the exception of the deductibility of royalty payments made to a then related party. The Company paid the assessments, totaling $15,000,000 including interest, related to all the issues except the royalty payments covering all taxable periods through August 31, 1993. These assessments had previously been accrued.

     Also in 1994, the IRS issued a Statutory Notice of Deficiency for fiscal years 1986 through 1989 related to the royalty payments issue. The Company paid the assessments, totaling $4,600,000 including interest, which had previously been accrued. The Company continues to maintain that it has meritorious positions regarding the deductibility of these payments and will file a refund claim with the IRS during 1996.

     On May 12, 1995, the IRS completed its examination of the Company's federal income tax returns for fiscal years 1990 and 1991, and proposed adjustments resulting in income tax and interest deficiencies of $4,200,000, primarily related to the royalty payments issue. On October 31, 1995, the Company and the IRS agreed to settle all of the outstanding issues, except the royalty payments issue, and the Company paid the resulting assessment of $1,100,000, including interest. These assessments had previously been accrued. The Company has not yet received a Statutory Notice of Deficiency relating to the royalty payments issue. The Company will protest such assessment when received.

     The Company also made such royalty payments during fiscal years 1992 through 1993. The deductibility of these payments will also be challenged by the IRS upon audit. The Company has made adequate provision for this issue for these years.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

     The Company's federal income tax returns for fiscal years 1992, 1993 and 1994 are currently under examination by the IRS. No proposed material adjustments relating to such years, other than those discussed above, have been brought to management's attention.

NOTE E -- BUSINESS COMBINATION

     On September 1, 1994, a wholly-owned subsidiary of the Company purchased all the outstanding shares of ISN for cash of $2,097,000 and notes payable of $2,903,000, see Note C, for a total of $5,000,000. The purchase method of accounting was used to account for this business combination. Goodwill acquired in connection with this transaction is being amortized over three years.

     Consolidated results of operations for the year ended December 31, 1994 include the results of ISN from its acquisition date. The results of operations prior to the date of acquisition, were not significant to the Company's consolidated results of operations and therefore pro forma effects are not presented.

NOTE F -- OTHER CHARGES AND RESTRUCTURING CHARGES

     During 1995, the Company recorded $42,340,000 in pre-tax special charges.

     In connection with new management's sales and merchandising philosophy an overall analysis of the Company's inventory was conducted and determined that certain merchandise was not compatible with this new philosophy. As a result, such merchandise will be liquidated through other than the Company's normal retailing channels. Accordingly, management increased the Company's inventory carrying value adjustment by $12,077,000 to $33,259,000 at December 31, 1995 to reflect the net realizable value of the Company's inventory.

     During 1995, the Company recorded $11,893,000 in "Other Charges." These consisted of severance pay of $3,978,000 related to a reduction in work force, $4,800,000 of payments to certain executives as provided for under their employment agreements in connection with the termination of their employment and the write-off of certain equipment maintenance and contractual fees totaling $1,812,000 related to service contracts which the Company will no longer utilize. In addition, the Company recorded a write-down of inventory totaling $1,303,000 to net realizable value based on the disposition of Ortho-Vent's assets. An additional $2,400,000, related to name lists of Ortho-Vent were written off and included in "Depreciation and Amortization."

     During 1995 the Company recorded restructuring charges of $4,114,000 covering employee and other costs related to the closing of its fulfillment center in Reno, Nevada. The facility was closed by June 30, 1995. During 1995, payments totaling $1,214,000 were made related to this charge leaving $2,900,000 accrued for future charges, at December 31, 1995.

     Interest expense includes $773,000 of bank fees related to the Company's Credit Facility which have been amortized based on the Company's intent to seek refinancing of this debt prior to its contractual maturity. Miscellaneous expense includes the write-down of computer equipment no longer in use with a net book value of $4,700,000.

     Estimated costs related to pending and settled litigation for the year ended December 31, 1995 totaled $6,383,000.

NOTE G -- EMPLOYEE BENEFIT PLANS

     The Company offers a plan pursuant to Section 401(k) of the Internal Revenue Code covering substantially all full-time employees. Matching employer contributions are set at the discretion of the Board of Directors. The Company's contributions for the years ended December 31, 1995, 1994 and 1993 were $864,000, $824,000 and $667,000, respectively.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

     On December 28, 1994, the Board of Directors adopted the Home Shopping Network, Inc. Employee Equity Participation Plan (the "Equity Plan"), effective December 31, 1994. In January 1996, the Company received a favorable determination letter stating that the Equity Plan is a qualified plan for IRS purposes.

     The Equity Plan covers all employees who have completed one year of service, at least 1,000 hours of service during that year, are at least 21 years of age, are not highly compensated, and do not hold options to purchase shares of HSN common stock.

     The Company contributed $5,000,000 which was used to purchase a total of 499,000 shares of common stock in 1994 and 1995 to fund the Equity Plan. Employees who met the eligibility requirements on December 31, 1994 and June 30, 1995, will receive grants under the Equity Plan. The stock vests ratably at 20% a year with the first vesting being effective as of the calendar year in which the eligible employee has worked at least 1,000 hours. The Board of Directors have not made the decision regarding any additional grants for any period subsequent to June 30, 1995. The common stock in the Equity Plan is included in the weighted average number of shares for the Company's earnings per share calculation.

     The common stock when purchased was recorded as unearned compensation. For the years ended December 31, 1995 and 1994, $1,020,000 and $810,000, respectively, has been charged to expense based on the shares authorized for granting and the vesting schedule discussed above. The fair value of the shares which were unvested and as yet not authorized for grants at December 31, 1995 is $2,858,000. Any future contributions to the Equity Plan will be subject to the Board of Directors' approval.

NOTE H -- COMMITMENTS AND CONTINGENCIES

     The Company leases satellite transponders, computers, warehouse and office space used in connection with its operations under various operating leases.

     Future minimum payments under non-cancellable operating leases are as follows:

    ---------------------------------------------------------------------------------------
   YEARS ENDING
   DECEMBER 31,
    ---------------------------------------------------------------------------------------
                                                                             (In thousands)
    1996...................................................................     $ 13,541
    1997...................................................................       12,862
    1998...................................................................        7,981
    1999...................................................................        7,203
    2000...................................................................        6,959
    Thereafter.............................................................       30,352
                                                                                --------
                                                                                $ 78,898
                                                                                ========

     Rent and lease expenses charged to operations were $13,263,000, $13,978,000 and $15,185,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

     During June 1995, in connection with the restructuring of its programming the Company discontinued use of a satellite transponder which is under a non-cancellable operating lease calling for monthly payments ranging from $140,000 to $150,000 through December 2006. The Company subleased this satellite transponder to a related party during 1995, as discussed in Note M. The sublease expired on February 15, 1996, and the Company is currently seeking to sublease the transponder or to sell its rights with respect to this satellite transponder. The Company does not expect any material adverse financial impact in connection with the lease.

     On December 28, 1992, HSC entered into affiliation agreements with Silver King Communications, Inc. ("SKC") which provide for SKC's broadcast television stations to air HSC programming on a full-time basis. The agreements have an original term of five years, and are renewable for two successive five year terms at

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

SKC's sole option. The affiliation agreements are cancelable by SKC with eighteen months' written notice prior to the end of any scheduled term. The notice period of non-renewal of the first term is scheduled to end on June 28, 1996, but is being extended by mutual agreement between SKC and the Company to December 28, 1996. HSC pays an affiliation fee to SKC based on hourly rates and, upon reaching certain sales levels, commissions on net sales. Expense related to affiliation agreements with SKC for the years ended December 31, 1995, 1994 and 1993, was $41,332,000, $42,415,000 and $41,135,000, respectively, of which
$778,000, $1,865,000 and $996,000, respectively, represents commissions.

     In December 1995, the Company entered into a four-year employment agreement with the Company's Executive Vice President of Administration, which is automatically renewable for successive one-year terms unless either party provides at least 180 days' written notice. The employment agreement provides for an annual base salary of $235,000 per annum until December 1999, a signing bonus of $50,000, and options to purchase 50,000 shares of the Company's common stock at $8.50 per share. These options were granted under the terms of the 1996 Stock Option Plan for Employees ("1996 Employee Plan"), which plan is subject to shareholder approval. See Note L.

     In November 1995, the Company entered into a four-year employment agreement with the Company's President, which is automatically renewable for successive one-year terms unless either party provides at least 180 days' written notice. The employment agreement provides for an annual base salary of not less than $500,000 and a $1,000,000 loan, evidenced by a note, bearing interest at 5.00% per annum, with only interest, payable monthly. The loan will be used for the purchase or renovation of a residence and will be secured by this property. The note, which has not yet been drawn against, will be due upon the first anniversary of the termination of the President. The employment agreement also provides options to purchase 2,500,000 shares of the Company's common stock at $8.50 per share. These options were granted under the terms of the 1996 Employee Plan, which plan is subject to shareholder approval. See Note L.

     In September 1994, the Company entered into a three-year employment agreement with its General Counsel which is automatically renewable for successive one-year terms unless either party provides written notice by April 30 in any year. The agreement calls for an annual base salary of at least $225,000 per year until August 1997 and options to purchase 100,000 shares of the Company's common stock at $11.75 per share under the terms of the 1986 Stock Option Plan for Employees.

     Termination of the above employment agreements by the Company other than for cause will result in payment of the annual base salary amounts that would have been payable had employment continued until the expiration of the employment terms plus any annual bonus for the year of termination. In addition, termination of employment following a change in control of the Company may result in entitlement to all unpaid compensation and other benefits through the term of the contracts.

     On August 11, 1993 a former Chairman of the Board of the Company, upon his resignation, commenced a five-year consultancy and non-competition arrangement with the Company during which period he receives $500,000 per year.

     The Company has entered into an amended five year agreement for inbound 800 service usage with MCI Telecommunications Corporation ("MCI") ending in August 2000 which requires minimum annual payments of $9,600,000. If the Company terminates the agreement for reasons other than cause, payment of 50% of the aggregate of the minimum amounts for the remainder of the unexpired term will be due 30 days after the termination. The Company's payments to MCI for phone services during the years ended December 31, 1995 and 1994 substantially exceeded the above mentioned minimum.

     In addition, the Company has entered into an agreement with MCI covering equipment maintenance for a term from April 1, 1996 through April 1, 2001, requiring minimum annual payments of $2,676,000. Upon payment of $13,380,000 under the terms of the contract, the Company is no longer required to pay any fees for these services. The Company will receive a credit for any annual fees over $3,211,000.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE I -- LITIGATION

     The Company has reached an agreement to settle a consolidated class action pending in the Court of Common Pleas of Bucks County, Pennsylvania, relating to the Company's pricing practices with respect to diamond and imitation diamond jewelry sold to Pennsylvania residents between December 27, 1984 and May 20, 1991. Under the proposed settlement, customers who present adequate proof of purchase of cubic zirconia or diamond jewelry during the class period will have the option of receiving a cash payment or a discount certificate usable for the purchase of HSN merchandise during the following twelve months. The maximum cash payment required from the Company with respect to all costs relating to the settlement is $2,500,000. The Company will be entitled to a refund of any balance not used for these purposes. If certificates representing a maximum discount of more than $5,200,000 would be issuable under the settlement, the Company has the right to require that the certificates be pro-rated among those who elect to receive them. The settlement is subject to approval by the Court after notice and hearing.

     The Company believes it has accrued a balance sufficient to cover anticipated costs in connection with the resolution of this and other pending litigation.

     During 1995, the Company paid $14,450,000 relating to litigation settlements accrued in 1993.

     The Company is also involved in various other lawsuits either as plaintiff or defendant. In the opinion of management, the ultimate outcome of these various lawsuits should not have a material impact on the Company's liquidity, results of operations or financial condition.

NOTE J -- STOCKHOLDERS' EQUITY

     The holders of both classes of the Company's common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. In the event of the liquidation, dissolution or winding up of the Company, the holders of both classes of common stock are entitled to share ratably in all assets of the Company remaining after provision for payment of liabilities. Shares of Class B common stock are convertible at the option of the sole holder, Liberty Media Corporation ("Liberty"), a wholly-owned subsidiary of Tele-Communications, Inc. ("TCI"), into shares of common stock of the Company on a share-for-share basis. In the event of conversion of the Class B common stock, the Class B shares so converted will be retired and not subject to reissue.

     The holder of the Class B common stock votes together with the holders of common stock on all matters submitted to stockholders, except that it has no vote in the election of 25% of the Board of Directors. The holder of the Class B common stock is entitled to cast ten votes per share on all other matters.

     As of December 31, 1995, Liberty's beneficial ownership and voting rights were 41.4% and 80.4%, respectively.

NOTE K -- ANTICIPATED CHANGE IN CONTROL

     In November 1995, Liberty and the new Chairman of the Company's Board of Directors (the "Chairman"), entered into an agreement, which related to, among other things, SKC's acquisition of control of the Company through the transfer to SKC of the common stock and Class B common stock owned by Liberty ("Company Shares"). Pursuant to the agreement between the Chairman and Liberty and certain other agreements entered into at such time, SKC would acquire the Company Shares (which shares represent a majority of the voting power of the outstanding equity securities of the Company) in exchange for additional shares of SKC's common stock and Class B stock. If such transactions are consummated, the Chairman, who became Chairman of the Board and Chief Executive Officer of SKC in August 1995 and acquired a significant number of options to acquire SKC common stock at such time, would also control securities of SKC representing a majority of the outstanding voting power of that entity. In addition, in connection with such

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES transfer of the Company Shares, TCI would acquire beneficial ownership of a substantial additional equity interest in SKC and, through such ownership of SKC securities, would continue to have a substantial equity interest in the Company.

     The consummation of each of the foregoing transactions is subject to the satisfaction of certain conditions, including, but not limited to, receipt of FCC approval, and approval of transaction in which it is to acquire the Company Shares by the stockholders of SKC. In addition, SKC's acquisition of control of the Company referred to above, will constitute a "change in control" of the Company which will require an amendment to the Credit Facility. See Note P. There can be no assurance that the transactions described above will be consummated.

NOTE L -- STOCK OPTIONS AND AWARDS

     The Company has granted options to purchase common stock under option plans as follows:

     The Board of Directors authorized the issuance of a total of 18,700,000 shares for the 1996 Employee Plan and the 1996 Stock Option Plan for Directors ("1996 Director Plan"), subject to shareholder approval at the Company's annual meeting of shareholders.

     The 1996 Employee Plan provides for the grant of options to purchase common stock at fair market value, subject to the discretion of the Compensation/Benefits Committee of the Board of Directors, as of the date of grant. The options vest annually and equally over five years, unless otherwise specified by the Compensation/Benefits Committee of the Board of Directors, beginning one year from the date of grant, and expire ten years from the date of grant. During 1995, the Company granted options for 15,950,000 shares which vests over a four year period of which 13,400,000 were to the Chairman of the Board, 2,500,000 were to the new President and Chief Executive Officer, and 50,000 were to the Executive Vice President of Administration, all at $8.50 per share.

     The 1996 Director Plan provides for issuance of options to outside directors. Options for 5,000 shares of common stock are automatically granted upon appointment to the Board of Directors, and options for an additional 5,000 shares are granted annually thereafter. Options provide for purchase at fair market value on the date of grant, vest over three years, and expire five years from the date of vesting.

     The 1987 Cable Operators Stock Option Plan, as amended, provided for the issuance of options to purchase common stock at or above the fair market value at the date of grant in exchange for entering into affiliation agreements to carry the Company's programming for up to seven years. All outstanding options were exercised or cancelled on or before June 1, 1994. The price of these options ranged between $5.56 and $6.49.

     The 1986 Stock Option Plan for Employees, as amended, provides for the grant of options to purchase common stock at the fair market value at date of grant. The options generally vest annually and equally over five years beginning one year from the date of grant, and expire ten years from the date of grant.

     The 1986 Stock Option Plan for Outside Directors, as amended, provides for the grant of options to purchase common stock at fair market value as of the date of grant. The options vest equally over two years beginning on the date of grant and expire five years from the date they vest. During 1992, the Board of Directors and shareholders approved certain amendments to the plan. The amendments provide for additional option grants after five years of service and, in addition, the number of shares of common stock subject to option under the plan was increased to 1,630,000 shares.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

     A summary of changes in outstanding options under the stock option plans except for the 1996 Employee Plan and the 1996 Director Plan, which are subject to shareholder approval, as discussed above, is as follows:

------------------------------------------------------------------------------------------------------------
                                                               STOCK OPTION PLANS
                                     -----------------------------------------------------------------------
                                       CABLE
                                     OPERATORS          EMPLOYEES             OUTSIDE DIRECTORS
                                     ---------   -----------------------   -----------------------    TOTAL
                                      OPTIONS    OPTIONS    PRICE RANGE    OPTIONS    PRICE RANGE    OPTIONS
------------------------------------------------------------------------------------------------------------
                                                       (In thousands, except price range)
Total authorized...................    27,500     10,000                    1,630                     39,130
                                      =======     ======                   ======                     ======
Outstanding -- December 31, 1992...     4,325      2,934   $ 3.25-  8.23      300    $ 3.36-  6.61     7,559
  Granted..........................        49      1,063   $ 8.50- 14.63      180    $14.75- 14.75     1,292
  Exercised........................    (3,305)    (1,781)  $ 3.25-  6.96     (216)   $ 3.36-  6.61    (5,302)
  Canceled.........................      (524)      (115)  $ 4.41-  9.88      (54)   $ 4.98-  4.98      (693)
                                     ---------   -------                   -------                   -------
Outstanding -- December 31, 1993...       545      2,101   $ 3.25- 14.63      210    $ 5.45- 14.75     2,856
  Granted..........................        --      3,316   $10.25- 12.25       --               --     3,316
  Exercised........................      (336)      (335)  $ 3.71-  9.88      (30)   $ 5.45-  5.45      (701)
  Canceled.........................      (209)      (419)  $ 4.41- 14.63       --               --      (628)
                                     ---------   -------                   -------                   -------
Outstanding -- December 31, 1994...        --      4,663   $ 3.25- 14.63      180    $14.75- 14.75     4,843
  Granted..........................        --        195   $ 6.75-  9.00       90    $10.38- 10.38       285
  Exercised........................        --       (165)  $ 3.25-  8.50       --               --      (165)
  Canceled.........................        --       (755)  $ 4.41- 14.63       --               --      (755)
                                     ---------   -------                   -------                   -------
Outstanding -- December 31, 1995...        --      3,938   $ 3.25- 14.63      270    $10.38- 14.75     4,208
                                      =======     ======                   ======                     ======
Options exercisable................        --      2,425   $ 3.25- 14.63      210    $10.38- 14.75     2,635
                                      =======     ======                   ======                     ======
Available for grant................        --      2,978                      724                      3,702
                                      =======     ======                   ======                     ======

     During the year ended December 31, 1995, 165,050 shares of common stock were issued in connection with the exercise of stock options for which the Company received $903,000 in cash.

     In October 1990, the Company adopted the 1990 Executive Stock Award Program (the "Program") pursuant to which 2,990,000 shares of common stock were granted to certain key employees and consultants. The Program was funded exclusively by the contribution of shares of common stock owned by a former chairman of the board and a former president of the Company. The Company did not issue any additional shares of stock in connection with the Program. The shares granted under the Program are distributed in five equal annual installments commencing one year from the grant date. Participants in the Program are entitled to receive dividends, if declared, on their unvested shares and certain officers are entitled to voting rights with respect to their unvested shares. Forfeitures are reissued at the discretion of the Compensation/Benefits Committee of the Board of Directors.

     Under this Program and another award of stock, the amount amortized and expensed relating to the compensation earned was $795,000, $2,047,000, and $5,615,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

     In 1993, the former president and chief executive officer of HSN received SAR's with respect to 984,876 shares of the Company's common stock at an exercise price of $8.25 per share. The SAR's vested upon termination of his employment and were exercised during September 1995, at $10.13 per share. Compensation expense (benefit) recognized by the Company for the SAR's during the years ended December 31, 1995, 1994 and 1993 was ($758,000), ($1,547,000)
and $2,834,000, respectively. In addition, $1,345,000 of expense related to the exercise of these SAR's is included in "Other Charges."

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE M -- RELATED PARTY TRANSACTIONS

     Currently, the Company is involved in several agreements with related parties and has made payments to those related parties as follows.

     Effective August 25, 1995 the Chairman and Chief Executive Officer of SKC was appointed to the Company's board of directors and was appointed Chairman of the Company's Board of Directors effective November 27, 1995. The Company has affiliation agreements with SKC for which the Company paid $42,651,000 in 1995. See Note H.

     HSC has entered into affiliation agreements with cable operators which are wholly or partially owned by TCI. In addition, certain officers of Liberty and TCI served, or continue to serve, on the Company's Board of Directors. The managing general partner of certain cable systems which carry the Company's programming, was appointed to HSN's Board of Directors in July 1993. TCI also has an ownership interest in these cable systems. Payments to the above related parties for cable commissions and advertising were $7,150,000, $7,269,000, and $4,300,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Cable distribution fees paid to related parties were $28,715,000 and $8,673,000 for the years ended December 31, 1995 and 1994, respectively. Additional commitments for cable distribution fees to related parties totaled $1,630,000 at December 31, 1995. In addition, the Company received $896,000 in payments for rental of a satellite transponder during 1995 from a wholly owned subsidiary of TCI.

     On April 28, 1992, the Company purchased 100,000 shares of Series A Preferred Stock of NRI. Pursuant to the purchase of these shares, HSN provides office space to NRI beginning in 1993. The Company charged NRI $68,000 and $65,000, respectively, for rent during the years ended December 31, 1995 and 1994. The Chairman and Chief Executive Officer of NRI was appointed to the Board of Directors of the Company on April 30, 1992. At December 31, 1995, one of the Company's executive officers served as a director of NRI. See Notes B and Q.

     Prior to 1994, the Company received a variety of products and services from entities related through common ownership and management with the former Chairman of the Company's Board of Directors and his immediate family members. These transactions were considered related party transactions until the resignation of the former Chairman of the Company's Board of Directors in August 1993. Subsequent to his resignation, these transactions are no longer considered related party, but are included for disclosure purposes for periods prior to January 1, 1994. Transactions with these entities are summarized as follows:

     1. COMPUTER SOFTWARE LICENSE AGREEMENT: In 1985, the Company entered into a license agreement for computer software with Pioneer Data Processing, Inc., which provided for continuing monthly payments of 1% of HSC's gross profit, as defined. The amount expensed in connection with this agreement was $297,000 for the year ended December 31, 1993.

     2. COMMISSIONS ON INVENTORY: Certain inventory in the form of returned merchandise, rejects and small lot saleable inventory were disposed of through Western Hemisphere, Inc. ("Western") for a 15% commission. Sales by the related party were less than 1% of total sales. The Company also provided certain equipment and space located at or in close proximity to each of the Company's four fulfillment centers, free of charge. The Company terminated this arrangement in 1993. Commissions were $561,000 for the year ended December 31, 1993.

     As of December 31, 1994 and 1993, the Company had a $4,500,000 liability recorded to Western which was paid during 1995. This amount related to cancellation of the computer software license agreement pursuant to which Western provided certain liquidation and related services, as noted above, and all other existing agreements and arrangements excluding certain assignment, secrecy and non-compete agreements. In connection with this and other litigation settlements, the former chairman of the Company's board of directors

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES paid HSN $3,000,000 during 1995. This amount was recorded in accounts and notes receivable, as of December 31, 1994.

     The Company purchased certain equipment from PSi and paid license and system maintenance fees related to this equipment of $1,316,000 and $3,545,000, respectively, for the year ended December 31, 1993. The former chairman of HSN owns a controlling position in PSi's outstanding stock. Until August 1993, HSN and PSi also shared a common board member, and officer. Subsequent to August 11, 1993, PSi is no longer considered a related party due to the resignation of certain members of PSi's board of directors, and the resignation of a former chairman of the board of the Company.

NOTE N -- CONSOLIDATED STATEMENTS OF CASH FLOWS

     Supplemental disclosure of cash flow information:

-------------------------------------------------------------------------------------------
                                                                 YEARS ENDED DECEMBER 31,
                                                                ---------------------------
                                                                 1995      1994      1993
-------------------------------------------------------------------------------------------
                                                                      (In thousands)
CASH PAID DURING THE PERIOD FOR:
  Interest....................................................  $ 6,896   $ 5,899   $13,872
  Income taxes................................................    1,707    25,922     2,815
CASH RECEIVED FOR:
  Income tax refund...........................................   11,258     3,492     2,300

     Supplemental information of non-cash investing and financing activities:

- During 1995 and 1994, the Company purchased 1,335,000 and 2,545,000 shares, respectively, of treasury stock for which the Company paid $34,691,000 in 1995.

- During the year ended December 31, 1993, $15,000 of the Company's 5 1/2% Convertible Subordinated Debentures were converted into 2,293 shares of common stock.

- As discussed in Note E, in connection with the purchase of ISN, the Company issued notes payable totaling $2,903,000.

- During the years ended December 31, 1994 and 1993, RMS converted 559,456 and 3,600,000 shares, respectively, of Class B common stock into shares of common stock.

- On March 27, 1995, PSi repaid $2,700,000, plus accrued interest, of its $5,000,000 loan from the Company. Under an agreement between the Company and PSi, the remaining principal balance of the loan was recorded as a prepayment of future monthly software maintenance payments through December 1995.

NOTE O -- QUARTERLY RESULTS (UNAUDITED)

-------------------------------------------------------------------------------------------------------
                                               QUARTER      QUARTER         QUARTER          QUARTER
                                                ENDED        ENDED           ENDED            ENDED
                                              MARCH 31,     JUNE 30,     SEPTEMBER 30,     DECEMBER 31,
-------------------------------------------------------------------------------------------------------
                                                     (Table in thousands, except per share data)
YEAR ENDED DECEMBER 31, 1995
  Net sales.................................  $ 243,610     $246,659       $ 239,894         $288,462
  Gross profit..............................     81,675       80,503          77,583           77,186(c)
  Net loss..................................     (8,799)(a)   (9,736)        (17,701)(b)      (25,647)(d)
  Loss per common share.....................       (.10)        (.11)           (.20)            (.28)

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------------------------------
                                               QUARTER      QUARTER         QUARTER          QUARTER
                                                ENDED        ENDED           ENDED            ENDED
                                              MARCH 31,     JUNE 30,     SEPTEMBER 30,     DECEMBER 31,
-------------------------------------------------------------------------------------------------------
                                                     (Table in thousands, except per share data)
YEAR ENDED DECEMBER 31, 1994
  Net sales.................................  $ 274,215     $274,005       $ 276,612         $301,682
  Gross profit..............................     98,600       95,202          97,620          104,588
  Earnings before extraordinary item........      6,651        1,908           7,349            1,793
  Net earnings..............................      6,651        1,908           6,425            1,793
  Earnings per common share:
     Before extraordinary item..............        .07          .02             .08(e)           .02
     Net earnings...........................        .07          .02             .07(e)           .02

---------------

(a) The quarter ended March 31, 1995 included $2,041,000 of "Restructuring Charges".
(b) During the quarter ended September 30, 1995, the Company recorded "Other Charges" of $5,427,000, litigation expense of $3,200,000, and $2,400,000 of additional "Depreciation and Amortization".
(c) During the quarter ended December 31, 1995, cost of sales included an additional inventory carrying value adjustment of $12,077,000.
(d) The fourth quarter of 1995 included $6,466,000 of "Other Charges", $2,073,000 in additional "Restructuring Charges," and $8,656,000 of other expense items, including $3,183,000 of litigation expense.
(e) The difference between earnings before extraordinary item and net earnings for the quarter ended September 30, 1994 represents a loss from the early extinguishment of long-term obligations.

     The Company believes that seasonality does impact its business, but not to the same extent it impacts the retail industry in general.

NOTE P -- SUBSEQUENT EVENT

     On February 15, 1996, the Company announced it was seeking $100,000,000 of additional financing through a proposed private placement of convertible subordinated debentures that will not be registered under the Securities Act of 1933.

     On February 13, 1996, the Company amended its Credit Facility, as discussed in Note C, and agreed that upon consummation of the sale of the subordinated debentures the amount available for borrowing under the Credit Facility would be reduced by 30% of the principal amount of subordinated debentures sold. In addition, the covenants were amended to give consent to the anticipated change in control, as discussed in Note K, subject to the Company obtaining at least $50,000,000 in net proceeds from the sale of the subordinated debentures. There can be no assurance that such private placement can be completed on terms satisfactory to the Company.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE Q -- FINANCIAL INSTRUMENTS

     The additional disclosure below of the estimated fair value of financial instruments was made in accordance with the requirements of Statements of Financial Accounting Standards No. 107. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies, when available.

-------------------------------------------------------------------------------------------------
                                                      DECEMBER 31, 1995        DECEMBER 31, 1994
                                                    ---------------------     -------------------
                                                    CARRYING      FAIR        CARRYING     FAIR
                                                     AMOUNT       VALUE        AMOUNT     VALUE
-------------------------------------------------------------------------------------------------
                                                                   (In thousands)
Cash and cash equivalents.........................  $  25,164   $  25,164     $ 33,648   $ 33,648
Other non-current assets..........................      4,290       4,290        1,309      1,309
Long-term investments.............................     14,000      21,424       10,000      7,875
Long-term obligations.............................   (137,365)   (137,365)     (29,181)   (29,181)

     The carrying value of cash and cash equivalents and other non-current assets are a reasonable estimate of their fair value.

     There are no available current market prices for the $4,000,000 long-term investment in Body by Jake Enterprises LLC as the investment is in a private company. The Company has no reason to believe there has been a deterioration in the investment value below its cost basis, and as such a total of $4,000,000 is included in the 1995 Fair Value table above.

     The amount set out in the table above as the fair value of long-term investment in NRI at December 31, 1995 and 1994 has been determined using the trading price of NRI's common stock on those dates. Management is of the opinion, however, that the fair value of this investment is not readily determinable. The Company's investment is in the preferred stock of NRI which is not publicly traded and, therefore, does not have an established market price. In addition, if the Company were to convert its investment to common stock, its investment would represent 20.7% of NRI's outstanding common stock at December 31, 1995. It is not anticipated that the Company would be able to sell its holdings without adversely affecting the market price of the NRI common stock and the amount realized in the event of a sale.

     In early 1995, NRI indicated that it believes the adequacy of cash resources and the ability to continue operations is dependent upon achieving sales and obtaining additional capital to continue, among other things, the development, testing and marketing of its products. On March 15, 1995, NRI sold 4,000,000 shares of common stock to a third party investor for $4,000,000. In addition, on January 30, 1996 NRI completed an equity financing pursuant to which certain investors purchased from NRI 800 shares of NRI Series B Preferred Stock for a gross cash purchase price of $8,000,000, before commissions and expenses. Based in part on these capital infusions, which provided NRI funds to continue the development, testing and marketing of its products, management believes that continuing to carry the Company's investment in NRI at cost is appropriate. The Company's maximum exposure on the NRI investment is the $10,000,000 carrying value.

     The fair value of the Company's long-term obligations at December 31, 1995 and 1994 approximates the carrying value because the underlying instrument is a variable rate note that reprices frequently.

NOTE R -- EVENT (UNAUDITED) SUBSEQUENT TO THE DATE OF THE INDEPENDENT
          AUDITORS' REPORT

     On March 1, 1996, the Company completed a private placement of $100,000,000 of Convertible Subordinated Debentures due March 1, 2006, (the "Debentures"). The Debentures, which are unsecured and subordinated to all existing and future senior debt of the Company, bear interest at 5 7/8% per annum payable in arrears each March 1 and September 1. The Debentures are convertible into shares of the Company's common stock at any time prior to redemption, repurchase or maturity, at a conversion price of $12.00 per

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES share, subject to adjustment in certain circumstances. The Debentures are not redeemable by the Company prior to March 1, 1998. Thereafter, the Debentures may be redeemed at the option of the Company in whole or in part at specified prices provided that until March 1, 1999, the debentures may not be redeemed unless the closing price of the common stock equals or exceeds 140% of the specified conversion price for at least 20 out of 30 consecutive trading days ending within 20 calendar days before the notice of redemption is mailed. Based on the terms of the Credit Facility amendment discussed in Note P, the maximum borrowing availability under the Credit Facility was reduced to $120,000,000. The Company used the net proceeds to repay borrowings under its Credit Facility leaving an outstanding loan balance of $30,000,000 with $90,000,000 available for borrowing.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Election of Directors" in the Proxy Statement dated March 1996, for the Annual Meeting of Stockholders to be held May 9, 1996, is incorporated herein by reference.

ITEM 11 -- EXECUTIVE COMPENSATION

     The information set forth under the captions "Summary Compensation Table" and "Employment Agreements" in the Proxy Statement dated March 1996, for the Annual Meeting of Stockholders to be held May 9, 1996, is incorporated herein by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Security ownership by management as outlined under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement dated March 1996, for the Annual Meeting of Stockholders to be held May 9, 1996, is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the captions "Compensation of Directors and Executive Directors" and "Certain Transactions and Business Relationships" in the Proxy Statement dated March 1996, for the Annual Meeting of Stockholders to be held on May 9, 1996, is incorporated herein by reference.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) List of Documents filed as part of this Report:

          (1) Financial Statement Schedule

SCHEDULE                                                                                  PAGE
 NUMBER                                                                                  NUMBER
--------                                                                                 ------
   II     -- Valuation and Qualifying Accounts.........................................    56

     The report of the Company's independent auditors with respect to the above listed financial statement schedule appears on page 55.

     All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

          (2) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

EXHIBIT
NUMBER                                            DESCRIPTION
-------       -----------------------------------------------------------------------------------
    3.1   --  Restated Certificate of Incorporation of the Company filed as Exhibit 3.1 to the
              Company's Annual Report on Form 10-K for the year ended August 31, 1987, is incorporated herein by reference.
    3.2   --  Amendment to Restated Certificate of Incorporation of the Company filed as Exhibit
              3.2 to the Company's Annual Report on Form 10-K for the year ended August 31, 1987, is incorporated herein by reference.
    3.3   --  Amendment filed December 17, 1986, to the Restated Certificate of Incorporation of
              the Company filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for
              the year ended August 31, 1987, is incorporated herein by reference.

EXHIBIT
NUMBER                                            DESCRIPTION
-------       -----------------------------------------------------------------------------------
    3.4   --  Amended By-Laws of the Company filed as Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, are incorporated herein by reference.
    3.5   --  Certificates of Amendment of By-Laws dated September 18, 1995 and February 27,
              1996.
    4.0   --  Indenture dated as of March 1, 1996 between the Company and United States Trust
              Company of New York, as Trustee relating the Company's 5.875% Convertible
              Subordinated Debentures due March 1, 2006.
  *10.1   --  Employment Agreement dated March 5, 1986, by and between Roy M. Speer and the
              Company, filed as Exhibit 10.10 to the Company's Form S-1 Registration Statement
              #33-4356, dated May 13, 1986, is incorporated herein by reference.
  *10.2   --  Amended 1986 Stock Option Plan for Outside Directors dated August 1, 1986, filed as
              Exhibit 10.32 to the Company's Form S-1 Registration Statement #33-8560, dated
              October 15, 1986, is incorporated herein by reference.
  *10.3   --  1986 Stock Option Plan for Employees dated August 1, 1986, filed as Exhibit 10.33 to the Company's Form S-1 Registration Statement #33-8560, dated October 15, 1986, is incorporated herein by reference.
   10.4   --  Lease Agreement dated December 1, 1986, by and between G&M Properties, a Nevada partnership and Home Shopping Network Realty, Inc., a subsidiary of the Company filed as Exhibit 10.53 to the Company's Form S-1 Registration Statement #33-12527,
              dated May 4, 1987, is incorporated herein by reference.
   10.5   --  Option Agreement dated December 1, 1986, by and between G&M Properties, a Nevada partnership and Home Shopping Network Realty, Inc., a subsidiary of the Company filed as Exhibit 10.54 to the Company's Form S-1 Registration Statement #33-12527,
              dated May 4, 1987, is incorporated herein by reference.
   10.6   --  Lease Agreement dated January 30, 1987, by and between G&M Properties, a Nevada partnership and Home Shopping Network Realty, Inc., a subsidiary of the Company filed as Exhibit 10.55 to the Company's Form S-1 Registration Statement #33-12527,
              dated May 4, 1987, is incorporated herein by reference.
   10.7   --  Lease Agreement dated January 30, 1987, by and between G&M Properties, a Nevada partnership and Home Shopping Network Realty, Inc., a subsidiary of the Company filed as Exhibit 10.56 to the Company's Form S-1 Registration Statement #33-12527,
              dated May 4, 1987, is incorporated herein by reference.
   10.8   --  License Agreement dated as of July 16, 1986, between Home Shopping Network, Inc., and Canadian Home Shopping Network, Ltd., filed as Exhibit 10.61 to the Company's
              Form S-1 Registration Statement #33-12527, dated May 4, 1987, is incorporated herein by reference.
  *10.9   --  Form of 1990 Executive Stock Award Program dated October 17, 1990, as amended, filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended August 31, 1991, is incorporated herein by reference.
 *10.10   --  Third and Fourth Amendments to 1986 Stock Option Plan for Outside Directors, filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended
              August 31, 1991, is incorporated herein by reference.
  10.11   --  Distribution Agreement by and between Home Shopping Network, Inc. and Precision
              Systems, Inc. dated as of July 31, 1992 filed as Exhibit 10.1 to the Precision
              Systems, Inc. Form 10, Registration Statement No. 0-20068 and filed April 14, 1992, is incorporated herein by reference.
  10.12   --  Tax Sharing Agreement by and between Home Shopping Network, Inc. and Precision
              Systems, Inc. dated as of July 31, 1992 filed as Exhibit 10.3 to the Precision
              Systems, Inc. Form 10, Registration Statement No. 0-20068 and filed April 14, 1992, is incorporated herein by reference.

EXHIBIT
NUMBER                                            DESCRIPTION
-------       -----------------------------------------------------------------------------------
  10.13   --  Software License Agreement by and between Home Shopping Network, Inc. and Precision
              Systems, Inc. dated as of July 31, 1992 filed as Exhibit 10.4 to the Precision
              Systems, Inc. Form 10, Registration Statement No. 0-20068 and filed April 14, 1992, is incorporated herein by reference.
  10.14   --  Software Development Agreement by and between Home Shopping Network, Inc. and
              Precision Systems, Inc. dated as of July 31, 1992 filed as Exhibit 10.6 to the
              Precision Systems, Inc. Form 10, Registration Statement No. 0-20068 and filed April
              14, 1992, is incorporated herein by reference.
  10.15   --  Stock Purchase Agreement by and between Home Shopping Network, Inc. and The
              National Registry Inc. dated April 28, 1992 filed as Exhibit 10.29 to the Company's
              Annual Report on Form 10-K for the year ended August 31, 1992, is incorporated herein by reference.
  10.16   --  Form of Distribution Agreement between Home Shopping Network, Inc. and Silver King
              Communications, Inc. ("SKC") dated as of December 28, 1992 filed as Exhibit 10.1 to the SKC Registration Statement on Form 10, as amended, Registration Statement No.
              0-20570, is incorporated herein by reference.
  10.17   --  Form of Affiliation Agreements between Home Shopping Club, Inc. and SKC dated as of
              December 28, 1992 filed as Exhibit 10.2 to the SKC Registration Statement on Form
              10, as amended, Registration Statement No. 0-20570, is incorporated herein by reference.
  10.18   --  Form of Amendment dated as of July 28, 1994 to Affiliation Agreements between Home
              Shopping Club, Inc. and SKC filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 is incorporated herein by reference.
  10.19   --  Form of Tax Sharing Agreement between Home Shopping Network, Inc. and SKC dated as of December 28, 1992 filed as Exhibit 10.4 to the SKC Registration Statement on
              Form 10, as amended, Registration Statement No. 0-20570, is incorporated herein by reference.
  10.20   --  Amended and Restated System Maintenance and Support Agreement effective as of
              February 2, 1993 between Home Shopping Network, Inc. and Precision Systems, Inc.
              filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.
  10.21   --  Credit Card Program Agreement, dated as of February 16, 1994, by and among Home
              Shopping Network, Inc., participating subsidiaries and General Electric Capital
              Corporation filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for
              the year ended December 31, 1993, is incorporated herein by reference.
 *10.22   --  First, Second, Third and Fourth Amendments to the 1986 Stock Option Plan for
              Employees filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for
              the year ended December 31, 1993, are hereby incorporated herein by reference.
 *10.23   --  Employment Agreement between Home Shopping Network, Inc. and Gerald F. Hogan, dated as of February 23, 1993 filed as Exhibit 10.32 to the Company's Annual Report on
              Form 10-K for the year ended December 31, 1993, is hereby incorporated herein by reference.
 *10.24   --  First Amendment, effective as of August 4, 1994, to Employment Agreement between
              Home Shopping Network, Inc. and Gerald F. Hogan filed as Exhibit 10.27 to the
              Company's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference
  10.25   --  Second Amended and Restated Credit Agreement $100,000,000 Three-Year Revolving
              Credit Facility, dated as of August 30, 1994 among Home Shopping Network, Inc.,
              Home Shopping Club, Inc., the signatory banks, LTCB Trust Company as Agent, Bank of
              Montreal and The Bank of New York, each as a Co-Agent, and LTCB Trust Company as
              Administrative Agent, as amended filed as Exhibit 10.28 to the Company's Annual
              Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

EXHIBIT
NUMBER                                            DESCRIPTION
-------       -----------------------------------------------------------------------------------
 *10.26   --  Amended and Restated Home Shopping Network, Inc. Retirement Savings Plan and Trust
              Agreements, which incorporates by reference the Home Shopping Network, Inc.
              Retirement Savings and Employee Stock Ownership Plan and Trust filed as Exhibit
              10.33 to the Company's Annual Report on Form 10-K for the year ended December 31,
              1993 is incorporated herein by reference.
 *10.27   --  Home Shopping Network, Inc. Employee Stock Purchase Plan and Part-Time Employee
              Stock Purchase Plan filed as Exhibit 10.30 to the Company's Annual Report on Form
              10-K for year ended December 31, 1994 is incorporated herein by reference.
 *10.28   --  Home Shopping Network, Inc. Employee Equity Participation Plan and Agreement and
              Declaration of Trust filed as Exhibit 10.31 to the Company's Annual Report on Form
              10-K for the year ended December 31, 1994 is incorporated herein by reference.
 *10.29   --  Employment Agreement between Home Shopping Network, Inc. and David F. Dyer, dated as of August 16, 1994 filed as Exhibit 10.32 to the Company's Annual Report on Form
              10-K for the year ended December 31, 1994 is incorporated herein by reference.
 *10.30   --  Employment Agreement between Home Shopping Network, Inc. and Barry S. Augenbraun, dated as of September 1, 1994 filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 is incorporated herein by reference.
  10.31   --  First Amendment, dated as of March 29, 1995, to the Second Amended and Restated
              Credit Agreement filed as Exhibit 10.37 to the Company's Quarterly Report on Form
              10-Q for the quarter ended June 30, 1995, is incorporated herein by reference.
  10.32   --  Second Amendment, dated as of June 28, 1995, to the Second Amended and Restated
              Credit Agreement filed as Exhibit 10.38 to the Company's Quarterly Report on Form
              10-Q for the quarter ended June 30, 1995, is incorporated herein by reference.
  10.33   --  Third Amendment, dated as of September 28, 1995, to the Second Amended and Restated
              Credit Agreement filed as Exhibit 10.39 to the Company's Quarterly Report on Form
              10-Q for the quarter ended September 30, 1995, is incorporated herein by reference.
  10.34   --  Letter of Credit Facility dated as of September 28, 1995, filed as Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
              1995, is incorporated herein by reference.
 *10.35   --  Employment Agreement between Home Shopping Network, Inc. and James G. Held, dated as of November 24, 1995.
 *10.36   --  Employment Agreement between Home Shopping Network, Inc. and Mary Ellen Pollin, dated as of December 15, 1995.
  10.37   --  Fourth Amendment, dated as of February 13, 1996, to the Second Amended and Restated
              Credit Agreement.
     11   --  Computation of net earnings (loss) per share.
     21   --  List of Subsidiaries of the Company.
     27   --  Financial Data Schedule (for SEC use only).

---------------


  *  Reflects management contracts and compensatory plans.

 (b) Reports on Form 8-K
     None.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

March 28, 1996
                                          HOME SHOPPING NETWORK, INC.

                                          By:       /s/  JAMES G. HELD

                                            ------------------------------------
                                                       James G. Held
                                               President and Chief Executive
                                                           Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 28, 1996.

                  SIGNATURE                                 TITLE
---------------------------------------------   ------------------------------
                  /s/  JAMES G. HELD            President, Chief Executive
---------------------------------------------     Officer and Director
                    James G. Held

                 /s/  KEVIN J. McKEON           Executive Vice President,
---------------------------------------------     Chief Financial Officer and
                    Kevin J. McKeon               Treasurer (Principal
                                                  Financial Officer)

                /s/  BRIAN J. FELDMAN           Vice President and Controller
---------------------------------------------     (Chief Accounting Officer)
                   Brian J. Feldman

                   /s/  BARRY DILLER            Chairman of the Board and
---------------------------------------------     Director
                     Barry Diller

                 /s/  PETER R. BARTON           Director
---------------------------------------------
                   Peter R. Barton

               /s/  ROBERT R. BENNETT           Director
---------------------------------------------
                  Robert R. Bennett

                 /s/  JOHN M. DRAPER            Director
---------------------------------------------
                   John M. Draper

           /s/  J. ANTHONY FORSTMANN            Director
---------------------------------------------
                J. Anthony Forstmann

              /s/  LEO J. HINDERY, JR.          Director
---------------------------------------------
                 Leo J. Hindery, Jr.

            /s/  JOHN C. MALONE, PH.D.          Director
---------------------------------------------
                John C. Malone, Ph.D.

              /s/  GEORGE C. MCNAMEE            Director
---------------------------------------------
                  George C. McNamee

            /s/  ELI J. SEGAL                   Director
---------------------------------------------
                 Eli J. Segal

                                                                      EXHIBIT 11

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                  COMPUTATION OF NET EARNINGS (LOSS) PER SHARE

-----------------------------------------------------------------------------------------------
                                                                    YEARS ENDED DECEMBER 31,
                                                                  -----------------------------
                                                                    1995      1994       1993
-----------------------------------------------------------------------------------------------
                                                                    (In thousands, except per
                                                                         share amounts)
Primary earnings (loss) per share:
  Weighted average shares outstanding
     Common Stock...............................................    70,782    72,843     67,802
     Class B Common Stock.......................................    20,000    21,352     23,390
  Shares assumed to be issued upon the exercise of common stock
     options under the treasury stock method....................        --       866         --
                                                                  --------   -------   --------
                                                                    90,782    95,061     91,192
                                                                  ========   =======   ========
  Earnings (loss) before extraordinary item.....................  $(61,883)  $17,701   $(15,539)
  Extraordinary item, net of taxes..............................        --      (924)    (7,242)
                                                                  --------   -------   --------
  Net earnings (loss)...........................................  $(61,883)  $16,777   $(22,781)
                                                                  ========   =======   ========
  Earnings (loss) per share before extraordinary item...........  $   (.69)  $   .19   $   (.18)
  Extraordinary item per share, net of taxes....................        --      (.01)      (.08)
                                                                  --------   -------   --------
  Net earnings (loss) per share.................................  $   (.69)  $   .18   $   (.26)
                                                                  ========   =======   ========
Fully diluted earnings (loss) per share:(2)
  Weighted average shares outstanding
     Common Stock...............................................    70,782    72,843     67,802
     Class B Common Stock.......................................    20,000    21,352     23,390
  Shares assumed to be issued upon the exercise of common stock options under the treasury stock or modified treasury stock
     method.....................................................       298       872      2,182
  Shares assumed to be issued upon the conversion of the
     Company's 5 1/2% convertible debentures....................        --        --        938
                                                                  --------   -------   --------
                                                                    91,080    95,067     94,312
                                                                  ========   =======   ========
  Earnings (loss) before extraordinary item.....................  $(61,883)  $17,701   $(15,539)
  Interest expense adjustment(1)................................        --        --        205
                                                                  --------   -------   --------
  Earnings (loss) before extraordinary item.....................   (61,883)   17,701    (15,334)
  Extraordinary item, net of taxes..............................        --      (924)    (7,242)
                                                                  --------   -------   --------
  Net earnings (loss)...........................................  $(61,883)  $16,777   $(22,576)
                                                                  ========   =======   ========
  Earnings (loss) per share before extraordinary item...........  $   (.68)  $   .19   $   (.16)
  Extraordinary item per share, net of taxes....................        --      (.01)      (.08)
                                                                  --------   -------   --------
  Net earnings (loss) per share.................................  $   (.68)  $   .18   $   (.24)
                                                                  ========   =======   ========

---------------

(1) Interest expense, net of taxes, that would not have been incurred had conversion of the Company's 5 1/2% convertible debentures taken place at the beginning of the period.
(2) The amounts in earnings (loss) per share on the fully diluted basis are solely shown in this exhibit. Because the amounts are the same as the primary calculation for the year ended December 31, 1994 and are antidilutive for the years ended December 31, 1995 and 1993, respectively, (decrease the loss per share), they are not required to be presented elsewhere in this Form 10-K.

                                                                      EXHIBIT 21

              LIST OF SUBSIDIARIES OF HOME SHOPPING NETWORK, INC.

                             A DELAWARE CORPORATION

                              AS OF MARCH 1, 1996

                                                                                    STATE OF
                                                                                  INCORPORATION
                                                                                  -------------
Home Shopping Club, Inc.........................................................   Delaware
  d/b/a Home Shopping Club
     Telemation
     HSN Spree
     HSC Spree
     Home Shopping Network
     HSN
Home Shopping Network Outlets, Inc..............................................   Delaware
  d/b/a HSC Outlet
     Home Shopping Network Outlet
     HSN Liquidation Center
Home Shopping Services, Inc.....................................................   Delaware
  d/b/a Home Shopping Services of Delaware, Inc.
     HSN Direct, Inc
     d/b/a Innovations in Living
       HSN Direct Joint Ventures
       HSN Direct
       Home Shopping Showcase
HSN Capital Corporation.........................................................   Nevada
HSN Credit Corporation..........................................................   Delaware
HSN Entertainment Events, Inc...................................................   Delaware
HSN Entertainment Holding Company, Inc..........................................   Delaware
HSN Entertainment Joint Ventures II, Inc........................................   Delaware
  d/b/a/ Pacific Media Ventures
HSN Fulfillment, Inc............................................................   Delaware
HSN Fulfillment of Iowa, Inc....................................................   Delaware
HSN Fulfillment of Nevada, Inc..................................................   Delaware
HSN Fulfillment of Virginia, Inc................................................   Delaware
HSN Insurance, Inc..............................................................   Florida
HSN Interactive, Inc............................................................   Delaware
HSN Lifeway Health Products, Inc d/b/a HSN Products, Inc........................   Delaware
HSN Liquidation, Inc............................................................   Delaware
HSN Liquidation, Inc. of Florida................................................   Delaware
HSN Mail Order, Inc.............................................................   Delaware
  d/b/a HSN By Mail
     HSC By Mail
     Designer Direct
       Home Shopping Values
       Private Showing -- Jewelry Values by Mail
       HSN Media Merchandise
       Heroes Collector's Club
HSN Realty, Inc.................................................................   Delaware
  d/b/a HSN Realty of Delaware, Inc.
HSN Redi-Med, Inc...............................................................   Delaware
HSN Television Shopping Mall, Inc...............................................   Delaware
HSN Transportation, Inc.........................................................   Delaware

                                                                                    STATE OF
                                                                                  INCORPORATION
                                                                                  -------------
HSN Travel, Inc.................................................................   Delaware
Internet Shopping Network, Inc..................................................   California
MarkeTechs, Services, Inc.......................................................   Delaware
  d/b/a/ Petals & Presents
National Call Center, Inc.......................................................   Delaware
Ortho-Vent, Inc.................................................................   Delaware
Vela Research, Inc..............................................................   Delaware
World Rez, Inc..................................................................   Delaware
  d/b/a Home Shopping Travel
  World Rez Inc. of Delaware

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Home Shopping Network, Inc.

     Under date of February 21, 1996, we reported on the consolidated balance sheets of Home Shopping Network, Inc. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1995, as contained in Item 8 of the Company's 1995 Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/  KPMG Peat Marwick LLP

St. Petersburg, Florida
February 21, 1996

                                                                     SCHEDULE II

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                  ADDITIONS
                                                            ---------------------
                                                 BALANCE     CHARGED     CHARGED                   BALANCE
                                                   AT          TO       TO OTHER                     AT
                                                BEGINNING   COSTS AND   ACCOUNTS--  DEDUCTIONS--     END
                 DESCRIPTION                    OF PERIOD   EXPENSES    DESCRIBE    DESCRIBE(1)   OF PERIOD
----------------------------------------------  ---------   ---------   ---------   -----------   ---------
                                                                      (In thousands)
Allowance for doubtful accounts:
  Year ended December 31, 1995................   $ 1,738     $ 2,851     $    --      $(2,904)     $ 1,685
                                                 =======     =======    ========    =========      =======
  Year ended December 31, 1994................   $ 1,627     $ 1,866     $    --      $(1,755)     $ 1,738
                                                 =======     =======    ========    =========      =======
  Year ended December 31, 1993................   $ 1,798     $ 2,025     $    --      $(2,196)     $ 1,627
                                                 =======     =======    ========    =========      =======
Allowance for doubtful other current assets:
  Year ended December 31, 1995................   $    --     $    --     $    --      $    --      $    --
                                                 =======     =======    ========    =========      =======
  Year ended December 31, 1994................   $ 6,200     $    --     $    --      $(6,200)     $    --
                                                 =======     =======    ========    =========      =======
  Year ended December 31, 1993................   $ 6,200     $    --     $    --      $    --      $ 6,200
                                                 =======     =======    ========    =========      =======

---------------

(1) Accounts written off as uncollectible.

BOARD OF DIRECTORS
BARRY DILLER
Chairman
Home Shopping Network
Chairman and Chief Executive Officer
Silver King Communications, Inc.
New York, NY

JAMES G. HELD
President and Chief Executive Officer
Home Shopping Network, Inc.

PETER R. BARTON
President
Liberty Media Corporation
Englewood, Colorado

ROBERT R. BENNETT
Senior Vice President and Chief Financial Officer
Liberty Media Corporation
Englewood, Colorado

JOHN M. DRAPER
Consultant to
Liberty Media Corporation
Englewood, Colorado

J. ANTHONY FORSTMANN
Chairman
The National Registry Inc.
St. Petersburg, Florida

LEO J. HINDERY, JR.
Managing General Partner
InterMedia Partners
San Francisco, California

JOHN C. MALONE, PH.D.
President and Chief Executive Officer
Tele-Communications, Inc.
Denver, Colorado

GEORGE C. MCNAMEE
Chairman
First Albany Companies, Inc.
Albany, New York

ELI J. SEGAL
Former assistant to the President of the United States
Washington, DC

OFFICERS
JAMES G. HELD
President and Chief Executive Officer

BARRY S. AUGENBRAUN
Executive Vice President,
General Counsel and Secretary

BRIAN J. FELDMAN
Vice President and Controller

HONORE A. LE BRUN, III
Executive Vice President
Broadcast and Cable Affiliate Sales

KEVIN J. MCKEON
Executive Vice President, Chief
Financial Officer and Treasurer

MARY ELLEN POLLIN
Executive Vice President
Administration

STOCKHOLDER INFORMATION

CORPORATE
HEADQUARTERS
2501 118th Avenue North
St. Petersburg, Florida 33716-1900
(813) 572-8585
Mailing address:
Post Office Box 9090
Clearwater, Florida 34618-9090

STOCK EXCHANGE
Home Shopping Network is listed on the New York Stock Exchange. The ticker symbol is HSN.

TRANSFER AGENT
AND REGISTRAR
For address changes, account consolidation, registration changes, lost stock certificates and other stockholder services, contact:
  The Bank of New York
  101 Barclay Street
  New York, New York 10286
  (800) 524-4458

INVESTOR RELATIONS AND CORPORATE COMMUNICATIONS
The Company maintains an office to assist analysts, investment professionals, stockholders, potential stockholders, press and media. Inquiries are welcome by telephone or letter at the corporate headquarters.

INDEPENDENT AUDITORS
KPMG Peat Marwick LLP
Barnett Tower, Suite 1600
200 Central Avenue
St. Petersburg, Florida 33701

ANNUAL MEETING
The Annual Meeting of Stockholders will be held on May 9, 1996 at 10:00 a.m. at the Holiday Inn, 3535 Ulmerton Road, St. Petersburg/Clearwater, Florida

GETTING ON-LINE
WITH HSN
INTERNET SHOPPING
NETWORK (ISN)
At the World Wide Web (WWW) access line, type
"http://www.internet.net".

                          HOME SHOPPING NETWORK, INC.
                               1995 ANNUAL REPORT