Form 10-Q
period 1996-03-31
HOME SHOPPING NETWORK INC
filed 1996-05-10
CIK 791024

                                      LOGO

                                   FORM 10-Q

                             For the Quarter Ended
                                 March 31, 1996

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

                  Total number of shares of outstanding stock
 (net of 6,986,000 shares of common stock held in treasury) as of May 1, 1996:

         Common stock....................................... 70,815,579
         Class B common stock............................... 20,000,000

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

- --------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       -----------------------
                                                         1996           1995
- ------------------------------------------------------------------------------
                                                        (In thousands, except
                                                           per share data)
NET SALES..........................................    $282,689       $243,610
Cost of sales......................................     191,888        161,935
                                                       --------       --------
      Gross profit.................................      90,801         81,675
                                                       --------       --------
Operating expenses:
   Selling and marketing...........................      36,767         42,147
   Engineering and programming.....................      24,078         25,357
   General and administrative......................      16,773         19,294
   Depreciation and amortization...................       8,159          8,944
   Restructuring charges...........................          --          2,041
                                                       --------       --------
                                                         85,777         97,783
                                                       --------       --------
      Operating profit (loss)......................       5,024        (16,108)
Other income (expense):
   Interest income.................................         510            555
   Interest expense................................      (4,081)        (1,219)
   Miscellaneous...................................       2,165          2,347
                                                       --------       --------
                                                         (1,406)         1,683
                                                       --------       --------
Earnings (loss) before income taxes................       3,618        (14,425)
Income tax expense (benefit).......................       1,375         (5,626)
                                                       --------       --------
NET EARNINGS (LOSS)................................    $  2,243       $ (8,799)
                                                       ========       ========
Net earnings (loss) per common share...............    $    .02       $   (.10)
                                                       ========       ========
Weighted average shares outstanding................      92,757         91,190
                                                       ========       ========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

- --------------------------------------------------------------------------------

                                                  MARCH 31,
                                            ---------------------     DECEMBER 31,
                  ASSETS                      1996         1995           1995
- ----------------------------------------------------------------------------------
                                                        (In thousands)
CURRENT ASSETS
Cash and cash equivalents.................  $ 22,838     $ 20,562       $ 25,164
Accounts and notes receivable, net........    20,540       32,007         23,634
Income taxes receivable...................        --       12,578             --
Inventories, net..........................    92,383      111,328        101,564
Deferred income taxes.....................    24,081       16,873         24,484
Other current assets......................     7,135        9,557          8,149
                                            --------     --------     ------------
            Total current assets..........   166,977      202,905        182,995
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment..........    90,661      106,789         90,581
Buildings and leasehold improvements......    69,877       75,369         69,843
Furniture and other equipment.............    49,839       47,343         49,561
                                            --------     --------     ------------
                                             210,377      229,501        209,985
      Less accumulated depreciation and
         amortization.....................   122,265      121,337        118,710
                                            --------     --------     ------------
                                              88,112      108,164         91,275
Land......................................    16,914       17,818         17,093
Construction in progress..................       293        2,496            406
                                            --------     --------     ------------
                                             105,319      128,478        108,774
OTHER ASSETS
Cable distribution fees, net ($36,136 and
   $35,086, at March 31, 1996 and 1995,
   respectively, and $34,803 at December
   31, 1995, to related parties)..........   107,536       79,177         99,161
Deferred income taxes.....................    22,364           --         23,142
Long-term investments ($10,000 in a
   related party).........................    13,975       10,000         14,000
Other non-current assets..................     9,260        9,817          8,223
                                            --------     --------     ------------
                                             153,135       98,994        144,526
                                            --------     --------     ------------
                                            $425,431     $430,377       $436,295
                                            ========     ========     ==========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

- --------------------------------------------------------------------------------

                                                  MARCH 31,
      LIABILITIES AND STOCKHOLDERS'         ---------------------     DECEMBER 31,
                  EQUITY                      1996         1995           1995
- ----------------------------------------------------------------------------------
                                                        (In thousands)
CURRENT LIABILITIES
Current maturities of long-term
   obligations............................  $  1,555     $  1,540       $  1,555
Accounts payable..........................    83,736       86,850         84,297
Accrued liabilities:
   Programming fees ($4,520 and $28,096 at
      March 31, 1996 and 1995,
      respectively, and $2,260 at December
      31, 1995, to related parties).......    23,805       37,467         20,377
   Sales returns..........................    12,734        9,343         10,832
   Litigation settlements.................     5,965        4,850          6,140
   Other..................................    46,813       37,189         52,223
                                            --------     --------     ------------
            Total current liabilities.....   174,608      177,239        175,424
LONG-TERM OBLIGATIONS (net of current
   maturities)............................   123,027       72,365        135,810
DEFERRED INCOME TAXES.....................        --        5,295             --
COMMITMENTS AND CONTINGENCIES.............        --           --             --
STOCKHOLDERS' EQUITY
   Preferred stock -- $.01 par value;
      authorized 500,000 shares, no shares
      issued and outstanding..............        --           --             --
   Common stock -- $.01 par value;
      authorized 150,000,000 shares,
      issued 77,750,579 and 77,591,329
      shares at March 31, 1996 and 1995,
      respectively, and 77,718,379 shares
      at December 31, 1995................       778          776            777
Class B -- convertible common
   stock -- $.01 par value; authorized,
   issued and outstanding, 20,000,000
   shares.................................       200          200            200
Additional paid-in capital................   169,234      167,724        169,057
Retained earnings.........................     9,920       60,761          7,677
Treasury stock -- 6,986,000 common shares,
   at cost................................   (48,718)     (48,718)       (48,718)
Unearned compensation.....................    (3,618)      (5,265)        (3,932)
                                            --------     --------     ------------
                                             127,796      175,478        125,061
                                            --------     --------     ------------
                                            $425,431     $430,377       $436,295
                                            ========     ========     ==========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

- --------------------------------------------------------------------------------

                                       CLASS B
                                     CONVERTIBLE   ADDITIONAL
                            COMMON     COMMON       PAID-IN     RETAINED   TREASURY     UNEARNED
                            STOCK       STOCK       CAPITAL     EARNINGS    STOCK     COMPENSATION    TOTAL
- -------------------------------------------------------------------------------------------------------------
                                                             (In thousands)
BALANCE AT JANUARY 1,
  1995.....................  $776       $ 200       $ 167,463   $ 69,560   $(27,136)    $ (4,420)    $206,443
Issuance of common stock
  upon exercise of stock
  options..................    --          --             211         --         --           --          211
Income tax benefit related
  to executive stock award
  program and stock options
  exercised................    --          --              50         --         --           --           50
Expense related to
  executive stock award
  program..................    --          --              --         --         --          164          164
Unearned compensation
  related to employee
  equity participation
  plan.....................    --          --              --         --         --       (1,264)      (1,264)
Expense related to employee
  equity participation
  plan.....................    --          --              --         --         --          255          255
Purchase of treasury stock,
  at cost..................    --          --              --         --    (21,582)          --      (21,582)
Net loss for the three
  months ended March 31,
  1995.....................    --          --              --     (8,799)        --           --       (8,799)
                            ------   -----------   ----------   --------   --------   ------------   --------
BALANCE AT MARCH 31,
  1995.....................  $776       $ 200       $ 167,724   $ 60,761   $(48,718)    $ (5,265)    $175,478
                            ======   ========        ========    =======   ========   ==========     ========
BALANCE AT JANUARY 1,
  1996.....................  $777       $ 200       $ 169,057   $  7,677   $(48,718)    $ (3,932)    $125,061
Issuance of common stock
  upon exercise of stock
  options..................     1          --             177         --         --           --          178
Expense related to
  executive stock award
  program and stock
  options..................    --          --              --         --         --           59           59
Expense related to employee
  equity participation
  plan.....................    --          --              --         --         --          255          255
Net earnings for the three
  months ended March 31,
  1996.....................    --          --              --      2,243         --           --        2,243
                            ------   -----------   ----------   --------   --------   ------------   --------
BALANCE AT MARCH 31,
  1996.....................  $778       $ 200       $ 169,234   $  9,920   $(48,718)    $ (3,618)    $127,796
                            ======   ========        ========    =======   ========   ==========     ========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

- --------------------------------------------------------------------------------

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                      ------------------------
                                                                        1996            1995
- ----------------------------------------------------------------------------------------------
                                                                           (In thousands)
Cash flows from operating activities:
  Net earnings (loss)...............................................  $   2,243       $ (8,799)
  Adjustments to reconcile net earnings (loss) to net cash provided by
     (used in) operating activities:
       Depreciation and amortization................................      4,209          6,423
       Amortization of cable distribution fees......................      3,967          2,521
       Deferred income taxes........................................      1,181          3,738
       Inventory carrying value adjustment..........................        528           (536)
       Provision for losses on accounts receivable..................        436             84
       Common stock and change in Stock Appreciation Rights issued
        for services provided.......................................        314           (869)
       Gain on sale of assets.......................................        (91)           (18)
       Equity in losses of unconsolidated affiliates................         --             44
       Change in current assets and liabilities:
          Decrease in accounts and notes receivable.................      2,610          3,540
          Increase in income taxes receivable.......................         --         (9,762)
          Decrease in inventories...................................      8,653          8,009
          Decrease in other current assets..........................      1,014          2,372
          Increase (decrease) in accounts payable...................       (561)        11,586
          Decrease in accrued liabilities...........................       (255)       (25,524)
       Increase in cable distribution fees..........................    (12,342)       (13,719)
       Stock purchases for employee benefit plan....................         --         (1,264)
                                                                      ---------       --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.......     11,906        (22,174)
                                                                      ---------       --------
Cash flows from investing activities:
  (Increase) decrease in other non-current assets...................     (1,423)         2,280
  Capital expenditures..............................................       (509)        (3,343)
  Proceeds from sale of assets......................................        322            539
  Increase in intangible assets.....................................         --           (631)
                                                                      ---------       --------
          NET CASH USED IN INVESTING ACTIVITIES.....................     (1,610)        (1,155)
                                                                      ---------       --------
Cash flows from financing activities:
  Principal payments on long-term obligations.......................   (110,000)          (277)
  Net proceeds from issuance of Convertible Subordinated
     Debentures.....................................................     97,200             --
  Proceeds from issuance of common stock............................        178            211
  Borrowings from secured credit facility...........................         --         45,000
  Payments for purchases of treasury stock..........................         --        (34,691)
                                                                      ---------       --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.......    (12,622)        10,243
                                                                      ---------       --------
NET DECREASE IN CASH AND CASH EQUIVALENTS...........................     (2,326)       (13,086)
Cash and cash equivalents at beginning of period....................     25,164         33,648
                                                                      ---------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................  $  22,838       $ 20,562
                                                                      =========       ========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

     The interim Condensed Consolidated Financial Statements of Home Shopping Network, Inc. and Subsidiaries (the "Company") are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the years ended December 31, 1995 and 1994.

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

NOTE B -- LONG-TERM INVESTMENTS

     In July 1995, the Company paid $4.0 million for a 20% interest in Body by Jake Enterprises, L.L.C. ("BBJ"). This investment is accounted for under the cost method. Simultaneously, the Company entered into a long-term joint marketing agreement with BBJ to provide for the sale and promotion of merchandise.

     The Company has a $10.0 million investment consisting of 100,000 shares of Series A non-voting preferred stock, $.01 par value, with a liquidation preference of $100 per share, in The National Registry Inc. ("NRI"), which is accounted for under the cost method. This investment is convertible into 6,336,154 shares of NRI common stock at the Company's option; however, conversion to common stock is automatic in the event that cumulative gross revenues for NRI reach $15.0 million.

     The Company does not have the ability to exercise any significant influence over the operating or financial activities of BBJ or NRI.

NOTE C -- CREDIT FACILITY AND CONVERTIBLE SUBORDINATED DEBENTURES

     On March 1, 1996, the Company completed an offering of $100.0 million of unsecured Convertible Subordinated Debentures (the "Debentures"), due March 1, 2006, which bear interest at 5 7/8% and are convertible into shares of the Company's common stock any time after May 1, 1996, at a conversion price of $12.00 per share. The Debentures are redeemable by the Company for cash at any time on or after March 1, 1998 at specified redemption prices, plus accrued interest, except that prior to March 1, 1999, the Debentures may not be redeemed unless the closing price of the common stock equals or exceeds 140% of the conversion price per share for a specified period of time. The Debentures are subordinated to all existing and future senior debt of the Company.

     The Company used the net proceeds of $97.2 million from the Debentures to repay borrowings under its Revolving Credit Facility (the "Credit Facility"). This and other repayments reduced the total outstanding amount under the Credit Facility to $25.0 million at March 31, 1996. Subsequently, the Company repaid an additional $5.0 million under the Credit Facility, leaving $20.0 million outstanding at April 30, 1996.

     On February 13, 1996, the Company amended its Credit Facility and agreed, among other things, that upon consummation of the sale of the Debentures discussed above, the amount available for borrowing under the Credit Facility would be reduced by 30% of the principal amount of Debentures. Accordingly, the maximum borrowing availability under the Credit Facility is now $120.0 million, leaving $100.0 million available for borrowing at April 30, 1996.

     The Company obtained a waiver of the working capital ratio requirement under the Credit Facility for the first quarter of 1996. Due to the Company obtaining in excess of $50.0 million in net proceeds from the sale of the Debentures, the covenant under the Credit Facility related to the anticipated change in control, as discussed in Note J, has been waived. The Company was in compliance with all other covenants contained in the Credit Facility.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE D -- INCOME TAXES

     The Company had taxable income for the three months ended March 31, 1996 which offset a portion of the net operating loss carryforward from 1995. Management believes that the Company will generate future taxable income sufficient to realize the tax benefit of the loss carryforward prior to its expiration. Accordingly, the Company has recognized a non-current asset related to this carryforward and no valuation allowance has been provided. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings in order to allow the Company to realize the benefits of the net operating loss carryforward or other deferred tax assets.

NOTE E -- RESTRUCTURING CHARGES

     During the three months ended March 31, 1995, the Company recorded a charge of $2.0 million covering employee and other costs related to the closing of its fulfillment center in Reno, Nevada. In addition, in the fourth quarter of 1995 the Company recorded an additional $2.1 million of charges to reflect the additional costs expected to be incurred in relation to the closing. The facility was closed by June 30, 1995. During the three months ended March 31, 1996, payments totaling $.2 million were made related to this charge leaving $2.4 million accrued for future charges. During the three months ended March 31, 1995, no payments were made which related to this charge.

NOTE F -- EARNINGS (LOSS) PER SHARE

     Primary earnings (loss) per common share is based on net earnings (loss) divided by the weighted average number of common shares outstanding giving effect to stock options and convertible debt, when dilutive. Fully diluted earnings per share is not materially different from primary earnings per share in any period presented.

NOTE G -- CONSOLIDATED STATEMENTS OF CASH FLOWS

     For purposes of reporting cash flows, cash and cash equivalents include cash and short-term investments. Short-term investments consist primarily of auction preferred shares, money market funds and certificates of deposit with original maturities of less than 91 days.

     Supplemental disclosures of cash flow information:
- --------------------------------------------------------------------------------

                                                                          THREE MONTHS
                                                                              ENDED
                                                                            MARCH 31,
                                                                        -----------------
                                                                         1996        1995
    -------------------------------------------------------------------------------------
                                                                         (In thousands)
    CASH PAID FOR:
      Interest........................................................  $6,167       $938
      Income taxes....................................................      50        348
    CASH RECEIVED FOR:
      Income tax refund...............................................     649         --

     On March 27, 1995, Precision Systems, Inc. ("PSi") repaid $2.7 million, plus accrued interest, of its $5.0 million loan from the Company. Under an agreement between the Company and PSi, the remaining principal balance of the loan was recorded as a prepayment of future monthly software maintenance payments through December 1995.

NOTE H -- SUBSEQUENT EVENTS

     During April 1996, the Company sold a majority of its interest in HSN Direct Joint Venture ("HSND") for $5.9 million to a company under control of Tele-Communications, Inc. ("TCI"), which also owns a controlling interest in the Company. The Company received $4.9 million in cash at closing and is due an

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

additional $1.0 million payable in four equal annual installments commencing on February 1, 1997. The Company will retain a 15% interest in the venture and a newly formed corporation. The Company made a capital contribution to the new corporation in the amount of $155,000. Due to the Company's reduced interest in the venture and inability to exercise significant influence over its operating or financial activities, the Company's investment will be accounted for under the cost method.

NOTE I -- PRO-FORMA QUARTERLY RESULTS, EXCLUDING HSND

     Due to the sale of a majority of its interest in HSND during 1996, the following unaudited table reports the pro-forma results for the Company for 1995 giving effect to the sale of HSND as if it occurred on January 1, 1995:
- --------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED
                                              -----------------------------------------------
                                              3/31/95      6/30/95      9/30/95      12/31/95
    -----------------------------------------------------------------------------------------
                                                              (In thousands)
    Net sales...............................  $231,784     $241,348     $237,467     $287,099
    Cost of sales...........................   157,180      163,772      160,706      210,192
                                              --------     --------     --------     --------
      Gross profit..........................    74,604       77,576       76,761       76,907
    Operating expenses......................    89,274       91,504       96,219      103,691
                                              --------     --------     --------     --------
      Operating (loss)......................   (14,670)     (13,928)     (19,458)     (26,784)
    Other income (expense)..................     1,119         (636)      (5,138)     (11,413)
                                              --------     --------     --------     --------
    (Loss) before income taxes..............  $(13,551)    $(14,604)    $(24,596)    $(38,197)
                                              ========     ========     ========     ========

     Pro forma results for the quarter ended March 31, 1996 are not applicable because the net assets were held for sale and the operating results of HSND were used to adjust this balance accordingly.

NOTE J -- ANTICIPATED CHANGE IN CONTROL

     In November 1995, Liberty Media Corporation ("Liberty"), a wholly-owned subsidiary of TCI, and the new Chairman of the Company's Board of Directors (the "Chairman"), entered into an agreement, which related to, among other things, Silver King Communications, Inc.'s ("SKC")acquisition of control of the Company through the transfer to SKC of the common stock and Class B common stock owned by Liberty ("Company Shares"). Pursuant to the agreement between the Chairman and Liberty and certain other agreements entered into at such time, SKC would acquire the Company Shares (which shares represent a majority of the voting power of the outstanding equity securities of the Company) in exchange for additional shares of SKC's common stock and Class B stock. If such transactions are consummated, the Chairman, who became Chairman of the Board and Chief Executive Officer of SKC in August 1995, and acquired a significant number of options to acquire SKC common stock at such time, would also control securities of SKC representing a majority of the outstanding voting power of that entity. In addition, in connection with such transfer of the Company Shares, TCI would acquire beneficial ownership of a substantial additional equity interest in SKC and, through such ownership of SKC securities, would continue to have a substantial equity interest in the Company.

     The consummation of each of the foregoing transactions is subject to the satisfaction of certain conditions, including, but not limited to, receipt of FCC approval, and approval of the transaction in which SKC is to acquire the Company Shares by the stockholders of SKC. In addition, SKC's acquisition of control of the Company referred to above, will constitute a "change in control" of the Company. There can be no assurance that the transactions described above will be consummated.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

GENERAL

     Home Shopping Network, Inc. (the "Company") is a holding company, the subsidiaries of which conduct the day-to-day operations of the Company's various business activities. The Company's primary business is electronic retailing conducted by Home Shopping Club, Inc. ("HSC"), a wholly-owned subsidiary of the Company.

A. CONSOLIDATED RESULTS OF OPERATIONS

     The following discussion presents the material changes in the consolidated results of operations of the Company which have occurred in the quarter ended March 31, 1996, compared with the quarter ended March 31, 1995. Reference should also be made to the Condensed Consolidated Financial Statements included herein.

     In April 1996, the Company sold a majority of its interest in its infomercial joint venture, HSN Direct Joint Venture ("HSND"). Due to the anticipated sale and gain associated therewith, the results of operation of HSND were not included in the consolidated results of operation for the first quarter of 1996. During 1995, the consolidated results of operations included a $4.3 million pre-tax loss related to HSND. See Note I to the Condensed Consolidated Financial Statements for pro-forma effects of excluding HSND from the Company's 1995 results of operations.

     All tables and discussion included herein calculate the percentage changes using actual dollar amounts, versus rounded dollar amounts.

NET SALES

     For the quarter ended March 31, 1996, net sales for the Company increased $39.1 million, or 16.0%, to $282.7 million from $243.6 million compared to the same period in 1995. Net sales of HSC increased $44.8 million, or 21.8%, for the quarter ended March 31, 1996, reflecting a 10.2% increase in the number of packages shipped and an 11.9% increase in the average price per unit sold compared to the quarter ended March 31, 1995. In addition, sales by wholly-owned subsidiaries, Internet Shopping Network, Inc. ("ISN") and Vela Research, Inc. ("Vela") increased $4.2 million and $2.8 million, respectively, for the quarter ended March 31, 1996. These increases were offset by a decrease of $11.8 million in sales by HSND.

     In November 1995, the Company appointed a new chairman of the board and a new president and chief executive officer, both with significant experience in the electronic retailing and programming areas. The Company believes that the improved sales in the quarter ended March 31, 1996 compared to the same period in 1995 were primarily the result of immediate changes made by new management to the Company's merchandising and programming strategies. Management expects to take additional steps designed to attract both first-time and active customers which include improving inventory mix with respect to product assortment and average price per unit, improving inventory management and better planning of programmed shows. The Company believes that its negative performance in the first quarter of 1995, which resulted in a $30.6 million decrease in its consolidated net sales from the comparable 1994 period, was due, in part, to the adverse effects of certain merchandising and programming strategies which had been implemented in late 1994 and 1995. While management is optimistic that results will continue to improve and the Company will remain profitable, there can be no assurance that changes to the Company's merchandising and programming strategies will achieve management's intended results.

     For the quarter ended March 31, 1996, HSC's merchandise return percentage increased to 24.9% from 24.1% for the same period in 1995. Management believes that the increase in return rate is attributable to an increase in the average price per unit sold. New management's merchandising strategy is intended to reduce return rates for the remainder of 1996 by attempting to decrease the average price per unit for the remainder of 1996. Promotional price discounts increased to 3.8% of HSC sales for the quarter ended March 31, 1996 from 3.5% in the same period in 1995.

     At March 31, 1996, HSC had approximately 4.7 million active customers representing a 5.0% decline from March 31, 1995. An active customer is defined as a customer that has completed a transaction within the last 18 months or placed an order within the last seven months. In addition, 59.4% of active customers have made more than one purchase in the last 18 months, compared to 58.8% at March 31, 1995.

     Management believes that future levels of net sales of HSC will be dependent on the success of its current efforts to increase market penetration. Market penetration represents the level of active customers within a market.

     The following table highlights the changes in the estimated unduplicated television household reach, as explained below, of HSN, the Company's primary network, for the twelve months ended March 31, 1996:

    ---------------------------------------------------------------------------------------------
                                                         CABLE*   BROADCAST*   SATELLITE   TOTAL
    ---------------------------------------------------------------------------------------------
                                                               (In thousands of households)
    Households -- March 31, 1995.......................  40,872     22,758       3,750     67,380
    Net additions/(deletions)..........................   3,139     (2,078)         38      1,099
    Shift in classification............................     502       (502)         --         --
    Change in Nielsen household counts.................      --         42          --         42
                                                         ------   ----------   ---------   ------
    Households -- March 31, 1996.......................  44,513     20,220       3,788     68,521
                                                         ======   ========      ======     ======

- ---------------

* Households capable of receiving both broadcast and cable transmissions are included under cable and excluded from broadcast to present unduplicated television household reach.

     According to industry sources, as of March 31, 1996, there were 95.8 million homes in the United States with a television set, 62.5 million basic cable television subscribers and 3.8 million homes with satellite dish receivers.

     In addition to the households in the above table, as of March 31, 1996 approximately 12.6 million cable television households were reached by the Company's Spree! network, of which 3.8 million were on a part-time basis. Of the total cable television households receiving Spree!, 10.4 million also receive HSN.

     During the remainder of 1996, cable system contracts covering 3.0 million cable subscribers are subject to termination or renewal. This represents 6.7% of the total number of unduplicated cable households receiving HSN. The Company is pursuing both renewals and additional cable television system contracts, but channel availability, competition, consolidation within the cable industry and cost of carriage are some of the factors affecting the negotiations for cable television system contracts. Although management cannot determine the percentage of expiring contracts that will be renewed or the number of households that will be added through new contracts, management believes that a majority of these contracts will be renewed.

COST OF SALES

     For the quarter ended March 31, 1996, cost of sales increased $30.0 million, or 18.5%, to $191.9 million from $161.9 million for the quarter ended March 31, 1995. As a percentage of net sales, cost of sales increased to 67.9% from 66.5% compared to the quarter ended March 31, 1995.

     Cost of sales of HSC, ISN and Vela increased $30.6 million, $4.1 million and $1.5 million, respectively, for the quarter ended March 31, 1996. These increases were partially offset by a decrease related to HSND of $4.8 million. As a percentage of HSC's net sales, cost of sales decreased slightly to 69.5% from 69.7% compared to the quarter ended March 31, 1995.

     The dollar increases in consolidated and HSC's cost of sales relate to the higher sales volume. The increase in consolidated cost of sales percentage when compared to 1995 primarily relates to the exclusion of HSND's results of operations in the first quarter of 1996.

OPERATING EXPENSES

     The following table highlights the operating expense section from the Company's Condensed Consolidated Statements of Operations:

    -----------------------------------------------------------------------------------------
                                                             QUARTER ENDED
                                                               MARCH 31,
                                                            ---------------     $        %
                                                             1996     1995    CHANGE   CHANGE
    -----------------------------------------------------------------------------------------
                                                                 (In millions, except %)
    Selling and marketing.................................  $36.8    $42.2    $ (5.4)   (12.8)%
    Engineering and programming...........................   24.1     25.4      (1.3)    (5.0)
    General and administrative............................   16.8     19.3      (2.5)   (13.1)
    Depreciation and amortization.........................    8.1      8.9       (.8)    (8.8)
    Restructuring charges.................................     --      2.0      (2.0)  (100.0)
                                                            ------   ------   ------
                                                            $85.8    $97.8    $(12.0)   (12.3)
                                                            =====    =====    ======

     As a percentage of net sales, operating expenses decreased to 30.3% from 40.1% compared to the quarter ended March 31, 1995.

     In late 1995 and the first quarter of 1996, management instituted measures aimed at streamlining operations primarily by reducing its work force and taking other actions to reduce operating expenses. These changes resulted in some reduction of operating expenses in the first quarter of 1996 compared with the same period in 1995 and are expected to result in future reductions to operating expenses when compared to 1995.

SELLING AND MARKETING

     For the quarter ended March 31, 1996, selling and marketing expenses, as a percentage of net sales, decreased to 13.0% from 17.3% compared to the quarter ended March 31, 1995.

     The major components of selling and marketing expenses are detailed below:

    -----------------------------------------------------------------------------------------
                                                              QUARTER ENDED
                                                                MARCH 31,
                                                              -------------     $        %
                                                              1996    1995    CHANGE   CHANGE
    -----------------------------------------------------------------------------------------
                                                                  (In millions, except %)
    Telephone, operator and customer service................  $13.3   $12.7   $  .6       4.9%
    Fees to cable system operators:
      Commissions...........................................   10.3     7.3     3.0      42.1
      Marketing payments for cable advertising..............    2.7     4.3    (1.6 )   (37.4)
      Performance bonus commissions.........................    2.7     3.4     (.7 )   (21.8)
    HSND Selling Expenses...................................     --     6.3    (6.3 )  (100.0)

     Telephone, operator and customer service expenses are typically related to sales, call volume and the number of packages shipped. For the quarter ended March 31, 1996, compared to the same period in 1995, these expenses increased at a rate lower than the increase in sales and packages shipped. This was due in part to a new contract with the Company's long distance telephone carrier which was negotiated in the third quarter of 1995. In addition, operator and customer service payroll expenses remained constant due to the work force reduction measures, and volume efficiencies. Management expects telephone, operator and customer service expenses to fluctuate in relation to call and package volume for the remainder of 1996.

     For the quarter ended March 31, 1996, commissions to cable system operators increased as a result of the increase in sales. Commission payments are based on net merchandise sales after giving effect to customer returns. Additionally, cable operators which have executed affiliation agreements to carry the Company's programming are generally compensated for all sales within their franchise areas, regardless of whether a customer's order results from watching the program via cable, satellite dish, or a broadcast television station. Commissions as a percentage of sales increased due to the growth in cable households and the increase in cable households within broadcast markets. As a result of the above factors, subject to sales volume, fees paid to cable system operators are expected to remain at higher levels in future periods.

     Marketing payments for cable advertising decreased for the quarter ended March 31, 1996, because older agreements containing such payments expired or were renegotiated and new cable carriage agreements were executed. Current contracts, instead of providing marketing payments for cable advertising, generally provide other forms of incentive compensation to cable operators. These include upfront payments of cable distribution fees, as discussed in "Depreciation and Amortization," and performance bonus commissions which require payments based upon HSC attaining certain sales levels in the cable operator's franchise area. Accordingly, marketing payments for cable advertising are expected to decrease, and depreciation and amortization, relating to cable distribution fees, will increase in 1996.

     Performance bonus commissions decreased because of lower guaranteed minimum commission expense in the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, relating to contracts with certain cable operators.

     Selling and marketing expenses are expected to decrease for the remainder of 1996 related to the sale of a majority of the Company's interest in HSND. The remaining net decrease in selling and marketing expenses is attributable to lower advertising and promotional expenses of the Company's other subsidiary operations.

ENGINEERING AND PROGRAMMING

     For the quarter ended March 31, 1996, engineering and programming expenses, as a percentage of net sales, decreased to 8.5% from 10.4% compared to the quarter ended March 31, 1995 primarily as a result of the increase in net sales.

     The dollar decrease in engineering and programming expenses for the quarter ended March 31, 1996 was primarily due to lower broadcast costs of $1.9 million relating to fewer broadcast affiliates compared to the quarter ended March 31, 1995. This decrease was partially offset by a $1.2 million increase in the amount payable to Silver King Communications, Inc., compared to the quarter ended March 31, 1995. In addition, engineering and programming expenses decreased by $1.0 million related to the sale of a majority of the Company's interest in HSND. For the remainder of 1996, these engineering and programming expenses are expected to remain relatively constant in comparison to the first quarter of 1996.

GENERAL AND ADMINISTRATIVE

     For the quarter ended March 31, 1996, general and administrative expenses, as a percentage of net sales, decreased to 5.9% from 7.9% compared to the quarter ended March 31, 1995.

     For the quarter ended March 31, 1996, decreases in payroll, consulting, legal, repairs and maintenance and other administrative expenses totaling $3.7 million were primarily offset by a $1.2 million credit in the quarter ended March 31, 1995 related to Stock Appreciation Rights.

     Based on savings expected to be realized in connection with the reduction of the Company's work force and other expense reduction initiatives, management expects general and administrative expenses to remain at lower levels for the remainder of 1996, compared to the same periods in 1995.

DEPRECIATION AND AMORTIZATION

     The decrease in depreciation and amortization for the quarter ended March 31, 1996 was primarily due to a decrease of $1.7 million related to assets that became fully depreciated in 1995, the retirement of certain equipment in the fourth quarter of 1995 and lower capital expenditure levels in the quarter ended March 31, 1996 compared to the same period in 1995. Depreciation expense is expected to remain at lower levels for the remainder of 1996 compared to the same periods in 1995. In addition, amortization expense for name lists decreased $.5 million relating to the sale of the assets of Ortho-Vent, Inc. in the fourth quarter of 1995. These decreases were partially offset by increased amortization of cable distribution fees of $1.4 million to $3.9 million for the quarter ended March 31, 1996. Amortization of these fees is expected to total $16.0 million in 1996 based on existing agreements. This amortization will increase if additional long-term cable contracts containing upfront payments of cable distribution fees are entered into during 1996, as discussed in "Net Sales."

RESTRUCTURING CHARGES

     Restructuring charges for the quarter ended March 31, 1995, of $2.0 million, represented management's estimate of costs to be incurred in connection with the closing of the Company's Reno, Nevada, distribution center, which was accomplished in June 1995. The decision to close the Reno distribution center was based on an evaluation of the Company's overall distribution strategy. Management believes that consolidation of the Company's distribution facilities results in operating efficiencies and improved service to customers.

OTHER INCOME (EXPENSE)

     For the quarter ended March 31, 1996, the Company had net other expense of $(1.4) million compared to net other income of $1.7 million for the quarter ended March 31, 1995.

     Interest expense increased $2.9 million for the quarter ended March 31, 1996, due to a higher level of outstanding borrowings by the Company and a reduction in the useful life of loan costs due to the anticipated refinancing of the Company's Credit Facility. On March 1, 1996, the Company obtained additional financing through a private placement of $100.0 million of Convertible Subordinated Debentures (the "Debentures"), as discussed in "Financial Position, Liquidity and Capital Resources" and Note C to the Condensed Consolidated Financial Statements. Management expects that interest expense for the remainder of 1996 will be approximately equal to 1995.

     For the quarter ended March 31, 1996, net miscellaneous income decreased $.2 million compared to the same period in 1995. Net miscellaneous income for the quarter ended March 31, 1996, included a one-time $1.5 million payment received in connection with the termination of the Canadian Home Shopping Network license agreement. Net miscellaneous income for the quarter ended March 31, 1995, includes the receipt of proceeds from a lawsuit settlement totaling $.6 million, a gain on the sale of other assets of $.6 million and royalty income related to HSND of $.5 million.

INCOME TAXES

     The Company's effective tax rate was 38.0% for the quarter ended March 31, 1996, and a benefit of (39.0)% for the quarter ended March 31, 1995. The Company's effective tax rate for these periods differed from the statutory rate due primarily to the amortization of goodwill, state income taxes and the provision for interest on adjustments proposed by the Internal Revenue Service. The Company anticipates full realization of its net operating loss carryforward and accordingly no valuation allowance has been provided. The Company's effective tax rate is expected to vary from the statutory rate for the remainder of 1996.

NET EARNINGS (LOSS)

     The Company had net earnings of $2.2 million, or $.02 per share, for the quarter ended March 31, 1996, compared to net loss of $(8.8) million, or $(.10) per share, for the quarter ended March 31, 1995. The increase in earnings for the quarter ended March 31, 1996, was primarily attributable to the increase in net sales of $39.1 million, the increase in gross profit of $9.1 million and the decrease in operating expenses, as discussed above, compared to the quarter ended March 31, 1995.

SEASONALITY

     The Company believes that seasonality does impact its business but not to the same extent it impacts the retail industry in general.

B. FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     The following table highlights various balances and ratios from the Condensed Consolidated Financial Statements included herein:

    ------------------------------------------------------------------------------------------
                                                                  MARCH 31,
                                                               ----------------   DECEMBER 31,
                                                                1996     1995         1995
    ------------------------------------------------------------------------------------------
    Cash and cash equivalents (millions).....................  $ 22.8   $  20.6     $   25.2
    Working capital (millions)...............................  $ (7.6)  $  25.7     $    7.6
    Current ratio............................................   .96:1    1.14:1       1.04:1
    Accounts and notes receivable, net (millions)............  $ 20.5   $  32.0     $   23.6
    Inventories, net (millions)..............................  $ 92.4   $ 111.3     $  101.6
    Annual inventory turnover (annualized for March periods
      only)..................................................    7.92      5.63         6.37

     The principal sources of cash for the twelve months ended March 31, 1996 were borrowings by the Company under its Credit Facility and the Debentures, which were used principally to repay outstanding borrowings under the Credit Facility, pay cable distribution fees of $57.2 million, pay litigation settlements of $5.6 million and pay for capital expenditures of $10.2 million. The principal sources of cash for the quarter ended March 31, 1996, were the issuance of the Debentures and $11.9 million of operating funds, which were used principally to repay outstanding borrowings under the Credit Facility and to pay cable distribution fees of $8.6 million. Net earnings (loss) adjusted for non-cash items totaled $(22.0) million and $12.8 million, respectively, for the twelve months and three months ended March 31, 1996.

     The primary reason for the decrease in accounts and notes receivable is "FlexPay" accounts receivable which totaled $11.1 million at March 31, 1996, compared to $21.1 million at March 31, 1995 and $13.0 million at December 31, 1995. The Company's financing of "FlexPay" accounts receivable has not had a significant impact on its liquidity position.

     The inventory balance is net of a carrying value adjustment of $33.8 million at March 31, 1996, compared to $18.3 million at March 31, 1995 and $33.3 million at December 31, 1995. The inventory carrying value adjustment, which was significantly increased in the fourth quarter of 1995, is primarily related to product which is inconsistent with HSC's new sales and merchandising philosophy.

     Capital expenditures for the quarter ended March 31, 1996, were $.5 million. The Company estimates capital expenditures will range between $11.0 million and $13.0 million for the remainder of 1996.

     On February 13, 1996, the covenants in the Credit Facility were amended to, among other things, allow for additional subordinated financing and a reduction in the maximum borrowing availability under the Credit Facility by 30% of any subordinated financing. Accordingly, upon completion of the private placement of the Debentures, the maximum borrowing availability of the Credit Facility was reduced to $120.0 million. The Company used the net proceeds of the Debentures to repay borrowings under its Credit Facility. This repayment and additional repayments made using operating funds reduced the outstanding loan balance to $20.0 million as of April 30, 1996, and $100.0 million was available for borrowing. The Company anticipates that it may use its borrowing capacity under the Credit Facility to finance working capital requirements, capital expenditures and for general corporate purposes.

     During the remainder of 1996, management expects to pay cable distribution fees totaling $44.9 million relating to new and current contracts with cable system operators. Of this amount, $3.9 million is payable to a related party.

     In April 1996, the Company sold a majority of its interest in HSND for $5.9 million, $4.9 million of which was received as of the closing of the transaction, the remainder of which will be received in four equal annual installments commencing on February 1, 1997.

     In management's opinion, available cash, internally generated funds and the Credit Facility will provide sufficient capital resources to meet the Company's foreseeable needs.

     The Company also has credit lines which back letters of credit which are used exclusively to facilitate the purchase of imported inventory. Presentation of letters of credit by vendors results in an immediate charge to the Company's account with no interest charges incurred. As of April 30, 1996, the Company had a $25.0 million committed bank credit line collateralized by the capital stock of HSC and HSN Realty Inc. and an uncommitted unsecured bank credit line offered on a conditional basis. Outstanding letters of credit, which cannot exceed $25.0 million in total in accordance with the Credit Facility, amounted to $12.4 million at April 30, 1996, on the committed and uncommitted lines, leaving $12.6 million available.

     For the quarter ended March 31, 1996, the Company did not pay any cash dividends and does not anticipate paying cash dividends in the immediate future.

     During April 1996, the Company paid $2.5 million, which was accrued in 1995, into an escrow account related to the settlement of certain pending litigation.

     At April 30, 1996, 2.7 million options to purchase the Company's stock were outstanding and exercisable at prices ranging between $3.25 and $14.75. The exercise of such stock options would result in a cash inflow of $25.1 million to the Company.

     In 1994, the Company's Board of Directors authorized the repurchase of up to an additional $75.0 million of the Company's common stock. In 1994, the Company repurchased 1.3 million shares at a total cost of $13.1 million and in the quarter ended March 31, 1995, the Company repurchased an additional 2.6 million shares at a total additional cost of $21.6 million. Under the terms of the Credit Facility, the Company is restricted from purchasing its common stock until it meets certain cash flow ratios.

NEW ACCOUNTING PRONOUNCEMENTS

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") effective for fiscal years beginning after December 15, 1995. FAS 123 provides alternatives for the methods used by entities to record compensation expense associated with its stock-based compensation plans. Additionally, FAS 123 provides further guidance on the disclosure requirements relating to stock-based compensation plans. Presently, management intends to present the effects of FAS 123 only on a disclosure basis.

                          PART II -- OTHER INFORMATION

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 9, 1996, the annual meeting of stockholders was held. At the annual meeting, stockholders representing 20,000,000 shares of Class B Common Stock and 70,760,579 shares of Common Stock were entitled to vote thereat. Stockholders present or in person by proxy, representing 20,000,000 shares of Class B Common Stock and 64,695,582 shares of Common Stock, voted on the following matters:

     The stockholders elected the following seven directors of the Company to hold office until the next annual meeting of stockholders or until their successors have been duly elected:

  Elected by holders of Common Stock voting as a separate class:

                                                                                NUMBER OF SHARES
                                                            NUMBER OF SHARES       FOR WHICH
                                                             CAST IN FAVOR     AUTHORITY WITHHELD
                                                            ----------------   ------------------
    Leo J. Hindery, Jr....................................     63,697,563             998,019
    General H. Norman Schwarzkopf.........................     63,592,343           1,103,239
    Eli J. Segal..........................................     63,876,949             818,633

  Elected by holders of Common Stock and Class B Common Stock voting as a single class:

                                                                                NUMBER OF SHARES
                                                            NUMBER OF SHARES       FOR WHICH
                                                             CAST IN FAVOR     AUTHORITY WITHHELD
                                                            ----------------   ------------------
    Peter R. Barton.......................................     83,696,718            998,864
    Robert R. Bennett.....................................     83,702,043            993,539
    Barry Diller..........................................     83,711,110            984,472
    James G. Held.........................................     83,705,459            990,123

     The stockholders of both the Common Stock and Class B Common Stock voting as a single class also approved the adoption of the 1996 Stock Option Plan for Employees and the 1996 Stock Option Plan for outside directors as follows:

                                                           NUMBER OF     NUMBER OF     NUMBER OF
                                                          SHARES CAST   SHARES CAST     SHARES
                                                           IN FAVOR       AGAINST     ABSTAINING
                                                          -----------   -----------   -----------
    1996 Stock Option Plan for Employees................   63,093,444    21,394,175     207,963
    1996 Stock Option Plan for Outside Directors........   68,939,578    15,507,819     248,185

ITEM 6(A) -- EXHIBITS

     Exhibit 27  Financial Data Schedule (SEC use only).

ITEM 6(B) -- REPORTS ON FORM 8-K

     A report on Form 8-K dated February 15, 1996 reported a decrease in the borrowings under the Revolving Credit Facility and the Company's intent to raise $100.0 million of additional financing through Convertible Subordinated Debentures.

     A report on Form 8-K dated February 26, 1996 reported the financial statements of Home Shopping Network, Inc. for the years ended December 31, 1995 and 1994.

     A report on Form 8-K dated March 1, 1996 reported the placement of $100.0 million of 5.875% Convertible Subordinated Debentures due March 1, 2006.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         HOME SHOPPING NETWORK, INC.
                                                 --------------------------------------------
                                                                 (Registrant)
Dated May 10, 1996                                            /s/  JAMES G. HELD
- --------------------------------------------     --------------------------------------------
                                                                James G. Held
                                                    President and Chief Executive Officer
Dated May 10, 1996                                           /s/  KEVIN J. MCKEON
- --------------------------------------------     --------------------------------------------
                                                               Kevin J. McKeon
                                                  Executive Vice President, Chief Financial
                                                                   Officer
                                                                and Treasurer
                                                        (Principal Financial Officer)
Dated May 10, 1996                                          /s/  BRIAN J. FELDMAN
- --------------------------------------------     --------------------------------------------
                                                               Brian J. Feldman
                                                        Vice President and Controller
                                                          (Chief Accounting Officer)

                                      LOGO