Form 10-Q
period 1996-06-30
HOME SHOPPING NETWORK INC
filed 1996-08-09
CIK 791024

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X      No ____

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Total number of shares of outstanding stock
(net of 6,986,000 shares of common stock held in treasury) as of August 1, 1996:

                     Common stock................71,984,759
                     Class B common stock........20,000,000

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

- --------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          1996       1995       1996       1995
- -------------------------------------------------------------------------------------------------
                                                          (In thousands, except per share data)
NET SALES.............................................  $243,988   $221,410   $499,601   $441,274
Cost of sales.........................................   151,679    140,907    316,491    279,096
                                                        --------   --------   --------   --------
          Gross profit................................    92,309     80,503    183,110    162,178
                                                        --------   --------   --------   --------
Operating expenses:
  Selling and marketing...............................    35,099     41,433     71,866     83,580
  Engineering and programming.........................    24,663     24,082     48,741     49,439
  General and administrative..........................    16,660     21,089     33,433     40,383
  Depreciation and amortization.......................     8,253      8,956     16,412     17,900
  Restructuring charges...............................        --         --         --      2,041
                                                        --------   --------   --------   --------
                                                          84,675     95,560    170,452    193,343
                                                        --------   --------   --------   --------
          Operating profit (loss).....................     7,634    (15,057)    12,658    (31,165)
Other income (expense):
  Interest income.....................................       428        466        938      1,021
  Interest expense....................................    (2,255)    (2,058)    (6,336)    (3,277)
  Miscellaneous.......................................     2,204      1,178      4,369      3,525
                                                        --------   --------   --------   --------
                                                             377       (414)    (1,029)     1,269
                                                        --------   --------   --------   --------
Earnings (loss) before income taxes...................     8,011    (15,471)    11,629    (29,896)
Income tax expense (benefit)..........................     3,045     (5,735)     4,420    (11,361)
                                                        --------   --------   --------   --------
NET EARNINGS (LOSS)...................................  $  4,966   $ (9,736)  $  7,209   $(18,535)
                                                        ========   ========   ========   ========
Net earnings (loss) per common share..................  $    .05   $   (.11)  $    .07   $   (.21)
                                                        ========   ========   ========   ========
Weighted average shares outstanding...................    97,298     90,606     95,037     90,897
                                                        ========   ========   ========   ========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

- --------------------------------------------------------------------------------

                                                                    JUNE 30,
                                                               -------------------   DECEMBER 31,
                           ASSETS                                1996       1995         1995
- -------------------------------------------------------------------------------------------------
                                                                         (In thousands)
CURRENT ASSETS
Cash and cash equivalents....................................  $ 17,351   $ 15,684     $ 25,164
Accounts and notes receivable, net...........................    27,908     27,817       23,634
Income taxes receivable......................................        --      8,607           --
Inventories, net.............................................    89,569    107,598      101,564
Deferred income taxes........................................    25,876     16,115       24,484
Other current assets.........................................     5,122     11,824        8,149
                                                               --------   --------   ------------
               Total current assets..........................   165,826    187,645      182,995
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment.............................    90,801    107,523       90,581
Buildings and leasehold improvements.........................    70,001     75,692       69,843
Furniture and other equipment................................    49,923     47,427       49,561
                                                               --------   --------   ------------
                                                                210,725    230,642      209,985
  Less accumulated depreciation and amortization.............   125,543    124,527      118,710
                                                               --------   --------   ------------
                                                                 85,182    106,115       91,275
Land.........................................................    16,914     17,833       17,093
Construction in progress.....................................        92      2,925          406
                                                               --------   --------   ------------
                                                                102,188    126,873      108,774
OTHER ASSETS
Cable distribution fees, net ($35,328 and $34,295 at June 30,
  1996 and 1995, respectively, and $34,803 at December 31,
  1995, to related parties)..................................   108,664     94,759       99,161
Deferred income taxes........................................    20,202         --       23,142
Long-term investments ($10,154 at June 30, 1996 and $10,000
  at June 30, 1995 and December 31, 1995, respectively, in
  related parties)...........................................    14,129     10,000       14,000
Other non-current assets.....................................     6,901      9,873        8,223
                                                               --------   --------   ------------
                                                                149,896    114,632      144,526
                                                               --------   --------   ------------
                                                               $417,910   $429,150     $436,295
                                                               ========   ========   ==========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

- --------------------------------------------------------------------------------

                                                                    JUNE 30,
                                                               -------------------   DECEMBER 31,
            LIABILITIES AND STOCKHOLDERS' EQUITY                 1996       1995         1995
- -------------------------------------------------------------------------------------------------
                                                                         (In thousands)
CURRENT LIABILITIES
Current maturities of long-term obligations..................  $    417   $  1,540     $  1,555
Accounts payable.............................................    69,608     91,439       84,297
Accrued liabilities:
  Programming fees ($580 and $16,282 at June 30, 1996 and
     1995, respectively, and $2,260 at December 31, 1995, to
     related parties)........................................    14,627     36,200       20,377
  Sales returns..............................................    12,132      8,647       10,832
  Other......................................................    54,986     42,352       58,363
                                                               --------   --------   ------------
          Total current liabilities..........................   151,770    180,178      175,424
LONG-TERM OBLIGATIONS (net of current maturities)............   118,079     77,365      135,810
DEFERRED INCOME TAXES........................................        --      5,348           --
COMMITMENTS AND CONTINGENCIES................................        --         --           --
STOCKHOLDERS' EQUITY
Preferred stock -- $.01 par value; authorized 500,000 shares,
  no shares issued and outstanding...........................        --         --           --
Common stock -- $.01 par value; authorized 150,000,000
  shares, issued 78,970,759 and 77,603,129 shares at June 30,
  1996 and 1995, respectively, and 77,718,379 shares at
  December 31, 1995..........................................       790        776          777
Class B -- convertible common stock -- $.01 par value;
  authorized, issued and outstanding, 20,000,000 shares......       200        200          200
Additional paid-in capital...................................   184,196    167,787      169,057
Retained earnings............................................    14,886     51,025        7,677
Treasury stock -- 6,986,000 common shares at cost............   (48,718)   (48,718)     (48,718)
Unearned compensation........................................    (3,293)    (4,811)      (3,932)
                                                               --------   --------   ------------
                                                                148,061    166,259      125,061
                                                               --------   --------   ------------
                                                               $417,910   $429,150     $436,295
                                                               ========   ========   ==========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

- --------------------------------------------------------------------------------

                                            CLASS B
                                          CONVERTIBLE   ADDITIONAL
                                 COMMON     COMMON       PAID-IN     RETAINED   TREASURY     UNEARNED
                                 STOCK       STOCK       CAPITAL     EARNINGS    STOCK     COMPENSATION    TOTAL
- ------------------------------------------------------------------------------------------------------------------
                                                                  (In thousands)
BALANCE AT JANUARY 1, 1995.....   $776       $ 200       $167,463    $ 69,560   $(27,136)    $ (4,420)    $206,443
Issuance of common stock upon
  exercise of stock options....     --          --            274          --         --           --          274
Income tax benefit related to
  executive stock award program
  and stock options
  exercised....................     --          --             50          --         --           --           50
Expense related to executive
  stock award program..........     --          --             --          --         --          363          363
Unearned compensation related
  to employee equity
  participation plan...........     --          --             --          --         --       (1,264)      (1,264)
Expense related to employee
  equity participation plan....     --          --             --          --         --          510          510
Purchase of treasury stock, at
  cost.........................     --          --             --          --    (21,582)          --      (21,582)
Net loss for the six months
  ended June 30, 1995..........     --          --             --     (18,535)        --           --      (18,535)
                                 ------      -----      ----------   --------   --------   ------------   --------
BALANCE AT JUNE 30, 1995.......   $776       $ 200       $167,787    $ 51,025   $(48,718)    $ (4,811)    $166,259
                                 ======== ==========    =========    =========  =========  ============   =========
BALANCE AT JANUARY 1, 1996.....   $777       $ 200       $169,057    $  7,677   $(48,718)    $ (3,932)    $125,061
Issuance of common stock upon
  exercise of stock options....     13          --         13,622          --         --           --       13,635
Income tax benefit related to
  executive stock award
  program, stock options
  exercised and employee equity
  participation plan...........     --          --          1,517          --         --           --        1,517
Expense related to executive
  stock award program and stock
  options......................     --          --             --          --         --          129          129
Expense related to employee
  equity participation plan....     --          --             --          --         --          510          510
Net earnings for the six months
  ended June 30, 1996..........     --          --             --       7,209         --           --        7,209
                                 ------      -----      ----------   --------   --------   ------------   --------
BALANCE AT JUNE 30, 1996.......   $790       $ 200       $184,196    $ 14,886   $(48,718)    $ (3,293)    $148,061
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

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

- --------------------------------------------------------------------------------

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                         ---------------------
                                                                           1996         1995
- ----------------------------------------------------------------------------------------------
                                                                            (In thousands)
Cash flows from operating activities:
Net earnings (loss)....................................................  $  7,209     $(18,535)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
     Depreciation and amortization.....................................     8,319       12,353
     Amortization of cable distribution fees...........................     8,162        5,547
     Deferred income taxes.............................................     1,548        4,549
     Inventory carrying value adjustment...............................     3,071       (2,642)
     Provision for losses on accounts receivable.......................       542          (36)
     Common stock and change in stock appreciation rights issued for
      services provided................................................       639         (414)
     Gain on sale of controlling interest in joint venture.............    (1,948)          --
     Gain on sale of assets............................................      (100)         (19)
     Equity in (earnings) losses of unconsolidated affiliates..........       (80)          16
     Change in current assets and liabilities:
       (Increase) decrease in accounts and notes receivable............    (4,816)       7,835
       Increase in income taxes receivable.............................        --       (5,791)
       Decrease in inventories.........................................     8,924       13,845
       Decrease in other current assets................................     3,027          105
       Increase (decrease) in accounts payable.........................   (14,689)      16,175
       Decrease in accrued liabilities.................................    (6,310)     (27,174)
     Increase in cable distribution fees...............................   (17,665)     (32,328)
     Stock purchases for employee benefit plan.........................        --       (1,264)
                                                                         --------     --------
          NET CASH USED IN OPERATING ACTIVITIES........................    (4,167)     (27,778)
                                                                         --------     --------
Cash flows from investing activities:
  Cash received for sale of controlling interest in joint venture......     4,924           --
  Increase in other non-current assets.................................    (2,488)        (703)
  Capital expenditures.................................................    (1,088)      (7,044)
  Proceeds from sale of assets.........................................       416          925
  Increase in net long-term investments................................      (129)          --
  Increase in intangible assets........................................       (26)      (1,577)
  Proceeds from long-term notes receivable.............................        48        2,907
                                                                         --------     --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES..........     1,657       (5,492)
                                                                         --------     --------
Cash flows from financing activities:
  Principal payments on long-term obligations..........................  (126,138)        (277)
  Net proceeds from issuance of Convertible Subordinated Debentures....    97,200           --
  Proceeds from issuance of common stock...............................    13,635          274
  Borrowings from secured credit facility..............................    10,000       50,000
  Payments for purchases of treasury stock.............................        --      (34,691)
                                                                         --------     --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES..........    (5,303)      15,306
                                                                         --------     --------
NET DECREASE IN CASH AND CASH EQUIVALENTS..............................    (7,813)     (17,964)
Cash and cash equivalents at beginning of period.......................    25,164       33,648
                                                                         --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................  $ 17,351     $ 15,684
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

     In the opinion of the Company, all adjustments necessary for a fair presentation of such Condensed Consolidated Financial Statements have been included. Such adjustments consist of normal recurring items and non-recurring items as discussed in Notes B, F and I. Interim results are not necessarily indicative of results for a full year. The interim Condensed Consolidated Financial Statements and Notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's annual Consolidated Financial Statements and Notes thereto.

NOTE B -- RECLASSIFICATION

     Beginning with the quarter and six months ended June 30, 1996, the Company has changed the classification of shipping and handling revenues from a component of "Net Sales" to an offset to the related fulfillment costs incurred by the Company recorded in "Cost of Sales." The following table presents "Net Sales" and "Cost of Sales" for prior periods, which conform to the current presentation:

    -------------------------------------------------------------------------------------------------
                                                              QUARTERS ENDED
                                      ---------------------------------------------------------------
                                      MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,
                                        1995        1995         1995            1995         1996
    -------------------------------------------------------------------------------------------------
                                                              (In thousands)
    Net sales.......................  $ 219,864   $221,410     $ 217,567       $260,955     $ 255,613
    Cost of sales...................    138,189    140,907       139,984        183,769       164,812
                                      ---------   --------   -------------   ------------   ---------
    Gross Profit....................  $  81,675   $ 80,503     $  77,583       $ 77,186     $  90,801
                                       ========   ========    ==========     ==========      ========

    ----------------------------------------------------------------------------------------
                                                                YEARS ENDED DECEMBER 31,
                                                            --------------------------------
                                                              1993        1994        1995
    ----------------------------------------------------------------------------------------
                                                                     (In thousands)
    Net sales.............................................  $954,369   $1,014,981   $919,796
    Cost of sales.........................................   611,829      618,971    602,849
                                                            --------   ----------   --------
    Gross profit..........................................  $342,540   $  396,010   $316,947
                                                            ========    =========   ========

NOTE C -- LONG TERM INVESTMENTS

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

     In connection with the sale of HSN Direct Joint Venture ("HSND") during the second quarter of 1996, the Company recorded a $.2 million investment in a newly formed venture. This investment is accounted for under the cost method. See Note I.

     The Company does not have the ability to exercise any significant influence over the operating or financial activities of BBJ, NRI or HSND.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                        NOTES TO CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE D -- CREDIT FACILITIES AND CONVERTIBLE SUBORDINATED DEBENTURES

     On March 1, 1996, the Company completed an offering of $100.0 million of unsecured Convertible Subordinated Debentures (the "Debentures"), due March 1, 2006, which bear interest at 5 7/8% and are convertible into shares of the Company's common stock any time after May 1, 1996, at a conversion price of $12.00 per share. The Debentures are redeemable by the Company for cash at any time on or after March 1, 1998 at specified redemption prices, plus accrued interest, except that prior to March 1, 1999, the debentures may not be redeemed unless the closing price of the common stock equals or exceeds 140% of the conversion price per share, or $16.80, for a specified period of time. The Debentures are subordinated to all existing and future senior debt of the Company.

     The Company used the net proceeds of $97.2 million from the Debentures to repay borrowings under its Revolving Credit Facility (the "Credit Facility"). This and other repayments reduced the total outstanding amount under the Credit Facility to $20.0 million at June 30, 1996, leaving $100.0 million available for borrowing.

     The covenant under the Credit Facility related to the anticipated change in control, as discussed in Note J, has been waived. The Company was in compliance with all other covenants contained in the Credit Facility as of June 30, 1996.

     On August 2, 1996, the Company entered into a new three-year $150.0 million Revolving Credit Facility (the "New Facility"), due August 2, 1999, which replaces the Credit Facility. As of August 5, 1996, after repayment of the outstanding borrowings under the Credit Facility, there were $15.0 million of outstanding borrowings under the New Facility. The New Facility is secured by the stock of Home Shopping Club, Inc. and HSN Realty, Inc. (as was the Credit Facility). Under the New Facility, the interest rate on borrowings is tied to the LIBOR, plus an applicable margin.

NOTE E -- INCOME TAXES

     The Company had taxable income for the quarter and six months ended June 30, 1996 which offset a portion of the net operating loss carryforward ("NOL") from 1995. Management believes that the Company will generate future taxable income sufficient to realize the tax benefit of the NOL prior to its expiration. Accordingly, the Company has recognized a non-current asset related to this NOL and no valuation allowance has been provided. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings to allow the Company to realize the benefits of the NOL or other deferred tax assets.

NOTE F -- RESTRUCTURING CHARGES

     During the three months ended March 31, 1995, the Company recorded charges of $2.0 million covering employee and other costs related to the closing of its fulfillment center in Reno, Nevada. In addition, in the fourth quarter of 1995 the Company recorded additional charges of $2.1 million to reflect costs expected to be incurred in relation to the closing. The facility was closed by June 30, 1995. During the three months ended June 30, 1996, payments totaling $.2 million were made related to this charge leaving $2.2 million accrued for future payments.

NOTE G -- EARNINGS (LOSS) PER SHARE

     Primary earnings (loss) per common share is based on net earnings (loss) divided by the weighted average number of common shares outstanding giving effect to stock options and convertible debt. Fully diluted earnings (loss) per common share is considered to be the same as primary earnings (loss) per common share since the effect of certain potentially dilutive securities is anti-dilutive in all periods presented.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                        NOTES TO CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE H -- CONSOLIDATED STATEMENTS OF CASH FLOWS

     For purposes of reporting cash flows, cash and cash equivalents include cash and short-term investments. Short-term investments consist primarily of auction preferred shares, money market funds and certificates of deposit with original maturities of less than 91 days.

     Supplemental disclosures of cash flow information:

    --------------------------------------------------------------------------------------
                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                        ------------------
                                                                         1996       1995
    --------------------------------------------------------------------------------------
                                                                          (In thousands)
    CASH PAID FOR:
      Interest........................................................  $5,475     $ 2,580
      Income taxes....................................................     183         385
    CASH RECEIVED FOR:
      Income tax refund...............................................     649      10,725

     On March 27, 1995, Precision Systems, Inc. ("PSi") repaid $2.7 million, plus accrued interest, of its $5.0 million loan from the Company. Under an agreement between the Company and PSi, the remaining principal balance of the loan was recorded as a prepayment of future monthly software maintenance payments through December 1995.

     During April 1996, in connection with the sale of HSND, the Company recorded a note receivable of $1.0 million. See Note I.

NOTE I -- SALE OF HSND

     During April 1996, the Company sold a majority of its interest in HSND for $5.9 million to a company under control of Tele-Communications, Inc. ("TCI"), which also owns a controlling interest in the Company. The Company received $4.9 million in cash at closing and is due an additional $1.0 million payable in four equal annual installments commencing on February 1, 1997. The Company will retain a 15% interest in the venture and a related corporation. See Note C. In connection with the sale of HSND, the Company recorded a $1.9 million gain which is included in miscellaneous income for the quarter ended June 30, 1996.

     The following unaudited table reports the pro-forma results of the Company for 1995, after the shipping and handling reclassification as discussed in Note B, giving effect to the sale of HSND as if it occurred on January 1, 1995:

    -----------------------------------------------------------------------------------------------
                                                                  QUARTERS ENDED
                                                ---------------------------------------------------
                                                MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                  1995        1995         1995            1995
    -----------------------------------------------------------------------------------------------
                                                                  (In thousands)
    Net sales.................................  $ 210,098   $216,956     $ 215,390       $259,681
    Cost of sales.............................    135,494    139,380       138,629        182,774
                                                ---------   --------   -------------   ------------
      Gross profit............................     74,604     77,576        76,761         76,907
    Operating expenses........................     89,274     91,504        96,219        103,691
                                                ---------   --------   -------------   ------------
      Operating loss..........................    (14,670)   (13,928)      (19,458)       (26,784)
    Other income (expense)....................      1,119       (676)       (5,138)       (11,413)
                                                ---------   --------   -------------   ------------
    Loss before income taxes..................  $ (13,551)  $(14,604)    $ (24,596)      $(38,197)
                                                 ========   ========    ==========     ==========

     Due to the anticipated sale and gain associated therewith, the results of operations of HSND were not included in the consolidated results of operations for 1996.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                        NOTES TO CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE J -- ANTICIPATED CHANGE IN CONTROL

     In November 1995, Liberty Media Corporation ("Liberty"), a wholly-owned subsidiary of TCI, and the new Chairman of the Company's Board of Directors (the "Chairman"), entered into an agreement, which related to, among other things, Silver King Communications, Inc.'s ("SKC") acquisition of control of the Company through the transfer to SKC of the common stock and Class B common stock owned by Liberty ("Company Shares"). Pursuant to the agreement between the Chairman and Liberty and certain other agreements entered into at such time, SKC would acquire the Company Shares (which shares represent a majority of the voting power of the outstanding equity securities of the Company) in exchange for additional shares of SKC's common stock and Class B stock. If such transactions are consummated, the Chairman, who became Chairman of the Board and Chief Executive Officer of SKC in August 1995, and acquired a significant number of options to acquire SKC common stock at such time, would also control securities of SKC representing a majority of the outstanding voting power of that entity. In addition, in connection with such transfer of the Company Shares, TCI would acquire beneficial ownership of a substantial additional equity interest in SKC and, through such ownership of SKC securities, would continue to have a substantial equity interest in the Company.

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

A.  CONSOLIDATED RESULTS OF OPERATIONS

     The following discussion presents the material changes in the consolidated results of operations of the Company which have occurred in the second quarter and first six months of 1996, compared with the same periods in 1995. Reference should also be made to the Condensed Consolidated Financial Statements included herein.

     In April 1996, the Company sold a majority of its interest in its infomercial joint venture, HSN Direct Joint Venture ("HSND"). Due to the anticipated sale and gain associated therewith, the results of operations of HSND were not included in the consolidated results of operations for 1996. During calendar 1995, the consolidated results of operations included a $4.3 million pre-tax loss related to HSND. See Note I to the Condensed Consolidated Financial Statements for pro-forma effects of excluding HSND from the Company's 1995 results of operations.

     As discussed in Note B to the Condensed Consolidated Financial Statements included herein, shipping and handling revenues are now included as a reduction of Cost of Sales to offset the related fulfillment costs incurred by the Company. Previously, shipping and handling revenues were included as a component of Net Sales. All amounts and percentages in the following discussion reflect this reclassification.

     All tables and discussion included herein calculate the percentage changes using actual versus rounded dollar amounts.

  NET SALES

     For the quarter and six months ended June 30, 1996, net sales for the Company increased $22.6 million, or 10.2%, to $244.0 million from $221.4 million and $58.3 million, or 13.2%, to $499.6 million from $441.3 million, respectively, compared to the same periods in 1995. Net sales of HSC increased $24.3 million, or 12.8%, and $63.8 million, or 17.0%, for the quarter and six months ended June 30, 1996, respectively. HSC's sales reflect increases of 6.2% and 8.2% in the number of packages shipped and increases of 6.1% and 9.0% in the average price per unit sold for the quarter and six months ended June 30, 1996, respectively, compared to the same periods in 1995. In addition, sales by wholly-owned subsidiaries, Vela Research, Inc. ("Vela") and Internet Shopping Network, Inc. ("ISN") increased $3.6 million and $1.1 million, respectively, for the quarter ended June 30, 1996, and increased $6.4 million and $5.1 million, respectively, for the six months then ended. These increases were partially offset by decreases related to HSND of $4.5 million and $14.2 million for the quarter and six months ended June 30, 1996, respectively.

     In November 1995, the Company appointed a new chairman of the board and a new president and chief executive officer, both with significant experience in the electronic retailing and programming areas. The Company believes that the improved sales in the quarter and six months ended June 30, 1996 compared to 1995 were primarily the result of immediate changes made by new management to the Company's merchandising and programming strategies. In addition, the Company offered a "no interest-no payment" credit promotion through September 1996 for certain purchases made during June 1996 using the Company's private label credit card. Management expects to take additional steps designed to attract both first-time and active customers which include improving product assortment, reducing the average price per unit, improving inventory management and better planning of programmed shows. The Company believes that its negative performance in the second quarter and first six months of 1995 which resulted in decreases in consolidated net sales of $26.0 million and $54.6 million, respectively, from the comparable 1994 periods, was due, in part, to the adverse effects of certain merchandising and programming strategies which had been implemented in late 1994 and 1995. While management is optimistic that results will continue to improve and the Company will remain profitable, there can be no assurance that changes to the Company's merchandising and programming strategies will achieve management's intended results.

     For the quarter and six months ended June 30, 1996, respectively, HSC's merchandise return percentage decreased to 24.7% from 25.1% and increased to 24.8% from 24.6%, compared to the same periods in 1995. Management believes that the high return rate is attributable to an increase in the average price per unit shipped. Management's merchandising strategy is designed to reduce return rates by attempting to decrease the average price per unit shipped for the remainder of 1996. Promotional price discounts increased to 3.3% of HSC sales from 2.9% for the quarter ended June 30, 1996 and to 3.5% from 3.2% for the six months ended June 30, 1996, compared to the same periods in 1995.

     At June 30, 1996, HSC had approximately 4.7 million active members representing a 5.2% decline from June 30, 1995. An active member is defined as a customer that has completed a transaction within the last 18 months or placed an order within the last seven months. In addition, 59.3% of active members have made more than one purchase in the last 18 months, compared to 58.8% at June 30, 1995.

     Management believes that future levels of net sales of HSC will be dependent on the success of its current efforts to increase market penetration. Market penetration represents the level of active customers within a market.

     The following table highlights the changes in the estimated unduplicated television household reach, as explained below, of HSN, the Company's primary network, for the twelve months ended June 30, 1996:

     --------------------------------------------------------------------------------------------
                                                        CABLE*   BROADCAST     SATELLITE   TOTAL
     --------------------------------------------------------------------------------------------
                                                              (In thousands of households)
     Households -- June 30, 1995......................  41,590     21,294         3,750    66,634
     Net additions/(deletions)........................   3,208     (1,002)           38     2,244
     Shift in classification..........................   1,093     (1,093)           --        --
     Change in Nielsen household counts...............      --        603            --       603
                                                        ------   ---------     ---------   ------
     Households -- June 30, 1996......................  45,891     19,802         3,788    69,481
                                                        ======    =======        ======    ======

- ---------------

* Households capable of receiving both broadcast and cable transmissions are included under cable and excluded from broadcast to present unduplicated household reach.

     According to industry sources, as of June 30, 1996, there were 95.8 million homes in the United States with a television set, 62.5 million basic cable television subscribers and 3.8 million homes with satellite dish receivers.

     In addition to the households in the above table, as of June 30, 1996 approximately 11.7 million cable television households were reached by the Company's Spree! network, of which 4.8 million were on a part-time basis. Of the total cable television households receiving Spree!, 10.2 million also receive HSN.

     During the remainder of 1996, cable system contracts covering 2.5 million cable subscribers are subject to termination or renewal. This represents 5.5% of the total number of unduplicated cable households receiving HSN. The Company is pursuing both renewals and additional cable television system contracts, but channel availability, competition, consolidation within the cable industry and cost of carriage are some of the factors affecting the negotiations for cable television system contracts. Although management cannot determine the percentage of expiring contracts that will be renewed or the number of households that will be added through new contracts, management believes that a majority of these contracts will be renewed.

  GROSS PROFIT

     For the quarter and six months ended June 30, 1996, gross profit increased $11.8 million, or 14.7%, to $92.3 million from $80.5 million and $20.9 million, or 12.9%, to $183.1 million from $162.2 million, respectively, compared to the same periods in 1995. As a percentage of net sales, gross profit increased to 37.8% from 36.4% for the second quarter of 1996, and remained relatively constant at 36.7% for the six months ended June 30, 1996, compared to the same periods in 1995.

     Gross profit of HSC increased $15.9 million and $30.1 million for the quarter and six months ended June 30, 1996, respectively. These increases were partially offset by decreases related to HSND of $2.9 million and $10.0 million. As a percentage of HSC's net sales, gross profit increased to 37.5% from 34.0% and to 35.7% from 33.8% for the quarter and six months ended June 30, 1996, respectively, compared to the same periods in 1995.

     The dollar increases in consolidated and HSC's gross profit relate to the higher sales volume. The comparative increase in consolidated gross profit percentage in the quarter ended June 30, 1996, relates to warehouse sales and other promotional events held during the second quarter of 1995 which reduced gross profit in that period. For the six months ended June 30, 1996, the constant consolidated gross profit percentage, compared to 1995, primarily relates to the effect of HSND's gross profit in 1995.

  OPERATING EXPENSES

     The following table highlights the operating expense section from the Company's Condensed Consolidated Statements of Operations:

    --------------------------------------------------------------------------------------------
                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                               JUNE 30, 1996                 JUNE 30, 1996
                                          ------------------------      ------------------------
                                            $        $        %           $        $        %
                                          AMOUNT   CHANGE   CHANGE      AMOUNT   CHANGE   CHANGE
    --------------------------------------------------------------------------------------------
                                                         (In millions, except %)
    Selling and marketing...............  $35.1    $ (6.3)   (15.3)%    $ 71.9   $(11.7)   (14.0)%
    Engineering and programming.........   24.7        .5      2.4        48.8      (.7)    (1.4)
    General and administrative..........   16.7      (4.4)   (21.0)       33.4     (7.0)   (17.2)
    Depreciation and amortization.......    8.2       (.7)    (7.8)       16.4     (1.5)    (8.3)
    Restructuring charges...............     --        --       --          --     (2.0)  (100.0)
                                          ------   ------               ------   ------
                                          $84.7    $(10.9)              $170.5   $(22.9)
                                          ======   ======               ======   ======

     As a percentage of net sales, operating expenses decreased to 34.7% from 43.2% and to 34.1% from 43.8%, respectively, for the quarter and six months ended June 30, 1996, compared to the same periods in 1995.

     In late 1995 and the first quarter of 1996, management instituted measures aimed at streamlining operations primarily by reducing the Company's work force and taking other actions to reduce operating expenses. These changes resulted in some reduction of operating expenses in the second quarter and first six months of 1996 compared with the same periods in 1995 and are expected to result in future reductions to operating expenses when compared to 1995.

  SELLING AND MARKETING

     For the quarter and six months ended June 30, 1996, selling and marketing expenses, as a percentage of net sales, decreased to 14.4% from 18.7% and to 14.4% from 18.9%, respectively, compared to the same periods in 1995.

     The major components of selling and marketing expenses are detailed below:

    ---------------------------------------------------------------------------------------------
                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                 JUNE 30, 1996                JUNE 30, 1996
                                            ------------------------     ------------------------
                                              $        $        %          $        $        %
                                            AMOUNT   CHANGE   CHANGE     AMOUNT   CHANGE   CHANGE
    ---------------------------------------------------------------------------------------------
                                                           (In millions, except %)
    Telephone, operator and customer
      service.............................  $12.7    $  (.6)    (4.3)%   $26.0    $  --        --%
    Fees to cable system operators:
      Commissions.........................    9.4       1.9     25.8      19.8      5.0      33.8
      Performance bonus commissions.......    3.0       (.4)   (10.5)      5.7     (1.1 )   (16.1)
      Marketing payments for cable
         advertising......................    2.5      (1.9)   (42.6)      5.2     (3.4 )   (39.2)
    HSND selling expenses.................     --      (2.7)  (100.0)       --     (9.0 )  (100.0)

     Telephone, operator and customer service expenses are typically related to sales, call volume and the number of packages shipped. Although call and package volume increased, telephone, operator and customer service expenses decreased for the quarter ended June 30, 1996 and remained constant for the six months ended June 30, 1996, compared to the same periods in 1995. This was due in part to a new contract with the Company's long distance telephone carrier negotiated in the third quarter of 1995. In addition, operator and customer service payroll expenses remained constant due to work force reduction measures and volume efficiencies. Management expects telephone, operator and customer service expenses to remain at the same percentage of net sales and fluctuate in relation to call and package volume for the remainder of 1996.

     For the quarter and six months ended June 30, 1996, commissions to cable system operators increased as a result of the increase in net sales. Commission payments are based on net merchandise sales after giving effect to customer returns. Additionally, cable operators which have executed affiliation agreements to carry the Company's programming are generally compensated for all sales within their franchise areas resulting from watching the program via cable, satellite dish, or a broadcast television station. Commissions as a percentage of sales increased due to the growth in cable households and the increase in cable households within broadcast markets. As a result of the above factors, subject to sales volume, fees paid to cable system operators are expected to remain at higher levels in future periods.

     Performance bonus commissions decreased because of higher guaranteed minimum commissions in the quarter and six months ended June 30, 1995, compared to the same periods in 1996, relating to contracts with certain cable operators. Performance bonus commissions are expected to fluctuate in relation to sales for the remainder of 1996.

     Marketing payments for cable advertising decreased for the quarter and six months ended June 30, 1996, because older agreements requiring such payments expired or were renegotiated and new cable carriage agreements were executed. Current contracts generally provide other forms of incentive compensation to cable operators, including upfront payments of cable distribution fees or performance bonus commissions which require payments based upon HSC attaining certain sales levels in the cable operator's franchise area. Accordingly, marketing payments for cable advertising are expected to decrease and amortization of cable distribution fees will increase in 1996 as discussed in "Depreciation and Amortization."

     The remaining net decrease in selling and marketing expenses is attributable to lower advertising and promotional expenses of the Company's other subsidiary operations. Selling and marketing expenses are expected to remain relatively constant as a percentage of net sales for the remainder of 1996, compared to the first six months of 1996.

  ENGINEERING AND PROGRAMMING

     For the quarter and six months ended June 30, 1996, engineering and programming expenses, as a percentage of net sales, decreased to 10.1% from 10.9% and to 9.8% from 11.2%, respectively, compared to the same periods in 1995, primarily as a result of the increase in net sales.

     Broadcast costs payable to Silver King Communications, Inc. increased $1.1 million and $2.4 million for the quarter and six months ended June 30, 1996, respectively, related to the increase in sales. In addition, HSC production costs increased $.8 million and $1.4 million compared to the same periods in 1995. These increases were partially offset by lower broadcast costs of $1.1 million and $3.0 million for the quarter and six months ended June 30, 1996, respectively, relating to fewer broadcast affiliates compared to the same periods in 1995. In addition, engineering and programming expenses decreased $.2 million and $1.5 million for the quarter and six months ended June 30, 1996 related to the sale of a majority of the Company's interest in HSND. For the remainder of 1996, these engineering and programming expenses are expected to remain relatively constant in comparison to the first six months of 1996.

  GENERAL AND ADMINISTRATIVE

     For the quarter and six months ended June 30, 1996, general and administrative expenses, as a percentage of net sales, decreased to 6.8% from 9.5% and to 6.7% from 9.2%, respectively, compared to the same periods in 1995.

     For the quarter and six months ended June 30, 1996, payroll, consulting, legal, repairs and maintenance and other administrative expenses decreased $4.4 million and $8.1 million, respectively. The decreases for the six months ended June 30, 1996 were offset by a $1.2 million credit in the six months ended June 30, 1995 related to stock appreciation rights for the former chief executive officer.

     Based on savings realized in connection with the reduction of the Company's work force and other expense reduction initiatives, management expects general and administrative expenses to remain at lower levels for the remainder of 1996, compared to the same periods in 1995.

  DEPRECIATION AND AMORTIZATION

     The decreases in depreciation and amortization for the quarter and six months ended June 30, 1996 were primarily due to decreases of $1.3 million and $3.0 million, respectively, related to assets that became fully depreciated in 1995, the retirement of certain equipment in the fourth quarter of 1995 and lower capital expenditure levels in the quarter and six months ended June 30, 1996, compared to the same periods in 1995. Depreciation expense is expected to remain at lower levels for the remainder of 1996 compared to the same periods in 1995. In addition, amortization expense for name lists decreased $.5 million and $1.0 million for the quarter and six months ended June 30, 1996, respectively, relating to the sale of the assets of Ortho-Vent, Inc. in the fourth quarter of 1995. These decreases were offset by increased amortization of cable distribution fees of $1.2 million and $2.6 million for the quarter and six months ended June 30, 1996. Amortization of these fees is expected to total $16.5 million in calendar 1996 based on existing agreements. This amortization will increase if additional long-term cable contracts containing upfront payments of cable distribution fees are entered into during 1996, as discussed in "Selling and Marketing."

  RESTRUCTURING CHARGES

     Restructuring charges for the six months ended June 30, 1995, of $2.0 million, represented management's estimate of costs to be incurred in connection with the closing of the Company's Reno, Nevada, distribution center, which was accomplished in June 1995. The decision to close the Reno distribution center was based on an evaluation of the Company's overall distribution strategy. Management believes that consolidation of the Company's distribution facilities resulted in operating efficiencies and improved service to customers.

  OTHER INCOME (EXPENSE)

     For the quarter and six months ended June 30, 1996, the Company had net other income of $.4 million and net other expense of $(1.0) million, respectively, compared to net other expense of $(.4) million and net other income of $1.3 million, respectively, for the same periods in 1995.

     Interest expense for the quarter ended June 30, 1996 increased $.2 million due to lower interest rates resulting from additional financing obtained by the Company on March 1, 1996 through a private placement of $100.0 million of Convertible Subordinated Debentures (the "Debentures"), as discussed in "Financial Position, Liquidity and Capital Resources" and Note D to the Condensed Consolidated Financial Statements included herein. Interest expense increased $3.1 million for the six months ended June 30, 1996, due to a higher level of borrowings by the Company and a reduction in the useful life of loan costs due to the refinancing of the Company's Revolving Credit Facility (the "Credit Facility"). Management expects that interest expense for the remainder of 1996 will decrease relative to the same periods in 1995.

     For the quarter and six months ended June 30, 1996, the Company had net miscellaneous income of $2.2 million and $4.4 million, respectively, which primarily included a gain on the sale of a controlling interest in HSND of $1.9 million in the second quarter of 1996 and a one-time $1.5 million payment received in the first quarter of 1996 in connection with the termination of the Canadian Home Shopping Network license agreement. For the quarter and six months ended June 30, 1995, the Company had net miscellaneous income of $1.2 million and $3.5 million, respectively, which primarily included the receipt of proceeds from lawsuit settlements of $.4 million and $1.0 million, respectively, royalty income related to HSND of $.2 million and $.7 million, respectively, and a gain of $.6 million on the sale of other assets in the first quarter of 1995.

  INCOME TAXES

     The Company's effective tax rate was 38.0% for the quarter and six months ended June 30, 1996, and benefits of (37.1)% and (38.0)% for the quarter and six months ended June 30, 1995, respectively. The Company's effective tax rate for these periods differed from the statutory rate due primarily to the amortization of goodwill, state income taxes and the provision for interest on adjustments proposed by the Internal Revenue Service. The Company anticipates full realization of its net operating loss carryforward and accordingly no valuation allowance has been provided. The Company's effective tax rate is expected to vary from the statutory rate for the remainder of 1996.

SEASONALITY

     The Company believes that seasonality does impact its business but not to the same extent it impacts the retail industry in general.

B.  FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     The following table highlights various balances and ratios from the Condensed Consolidated Financial Statements included herein:

    ------------------------------------------------------------------------------------------
                                                                  JUNE 30,
                                                              -----------------   DECEMBER 31,
                                                               1996      1995         1995
    ------------------------------------------------------------------------------------------
    Cash and cash equivalents (millions)....................  $  17.4   $  15.7     $   25.2
    Working capital (millions)..............................  $  14.1   $   7.5     $    7.6
    Current ratio...........................................   1.09:1    1.04:1       1.04:1
    Accounts and notes receivable, net (millions)...........  $  27.9   $  27.8     $   23.6
    Inventories, net (millions).............................  $  89.6   $ 107.6     $  101.6
    Inventory turnover for the quarter (annualized for June
      periods only).........................................     6.67      5.15         5.47
    Inventory turnover for the six months (annualized for
      June periods only)....................................     6.62      4.93         5.47

     The principal sources of cash for the twelve months ended June 30, 1996 were net borrowings by the Company under the Credit Facility and the Debentures, which were used principally to repay outstanding borrowings under the Credit Facility, pay cable distribution fees of $52.9 million, pay litigation settlements of $8.6 million and pay for capital expenditures of $7.0 million. The net loss adjusted for non-cash items totaled $(5.5) million for the twelve months ended June 30, 1996. The principal source of cash for the six months ended June 30, 1996, was the issuance of the Debentures, which, along with available cash, was used principally to repay outstanding borrowings under the Credit Facility, pay cable distribution fees of $23.6 million and pay litigation settlements of $3.7 million. Net earnings adjusted for non-cash items totaled $27.5 million for the six months ended June 30, 1996.

     The primary reason for the increase in accounts and notes receivable compared to December 31, 1995, is "FlexPay" accounts receivable which totaled $16.4 million at June 30, 1996, compared to $13.0 million at December 31, 1995. The Company's financing of "FlexPay" accounts receivable has not had a significant impact on its liquidity position.

     The inventory balance is net of a carrying value adjustment of $36.3 million at June 30, 1996, compared to $16.1 million at June 30, 1995 and $33.3 million at December 31, 1995. The inventory carrying value adjustment, which was significantly increased in the fourth quarter of 1995, is primarily related to product which is inconsistent with HSC's new sales and merchandising philosophy.

     Capital expenditures for the six months ended June 30, 1996, were $1.1 million. The Company estimates capital expenditures will range between $5.0 million and $8.0 million for the remainder of 1996.

     On August 2, 1996, the Company entered into a new $150.0 million Revolving Credit Facility (the "New Facility") with a $25.0 million sub-limit for import letters of credit. The New Facility, which replaced the Credit Facility discussed above, has a three-year term and expires on August 2, 1999, and like the Credit Facility, is secured by the stock of Home Shopping Club, Inc. and HSN Realty, Inc. Outstanding borrowings under the New Facility totaled $15.0 million as of August 5, 1996, and approximately $120.0 million was available for borrowing after taking into account outstanding letters of credit. The Company anticipates that it will use its borrowing capacity under the New Facility for working capital requirements, capital expenditures and general corporate purposes.

     During the remainder of 1996, management expects to pay cable distribution fees, totaling $31.3 million, relating to new and current contracts with cable system operators to carry HSC programming.

     In April 1996, the Company sold a majority of its interest in HSND for $5.9 million, $4.9 million of which was received as of the closing of the transaction, the remainder of which will be received in four equal annual installments commencing on February 1, 1997.

     During the second quarter, the Company received cash proceeds of $13.5 million from the exercise of 1.2 million options to purchase the Company's stock.

     In management's opinion, available cash, internally generated funds and the New Facility will provide sufficient capital resources to meet the Company's foreseeable needs.

     For the quarter ended June 30, 1996, the Company did not pay any cash dividends and does not anticipate paying cash dividends in the immediate future.

     In 1994, the Company's Board of Directors authorized the repurchase of up to an additional $75.0 million of the Company's common stock. In 1994, the Company repurchased 1.3 million shares at a total cost of $13.1 million and in the quarter ended June 30, 1995, the Company repurchased an additional 2.6 million shares at a total additional cost of $21.6 million. Under the terms of the New Facility, the Company is restricted from purchasing its common stock.

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

                                    PART II

                               OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

     On February 17, 1996, the Company settled a consolidated class action initiated in 1990 and litigated in the Court of Common Pleas of Bucks County, Pennsylvania, entitled Mauger v. Home Shopping Network, Inc.; Powell v. Home Shopping Network, Inc. (case number 91-6152-20-1). The complaints alleged violation of the Pennsylvania Unfair Trade Practices and Consumer Protection Law in relation to the Company's pricing practices with respect to diamond and imitation diamond jewelry sold to Pennsylvania residents between December 27, 1984 and May 20, 1991. Under the Stipulation and Agreement of Compromise and Settlement, customers who present adequate proof of purchase of cubic zirconia or diamond jewelry during the class period will have the option of receiving a cash payment or a discount certificate usable for the purchase of HSN merchandise during the following twelve months. The maximum cash payment required from the Company with respect to all costs relating to the settlement, including administrative costs and fees and expenses of counsel for the class, is $2.5 million, which has been placed in an escrow account. The Company will be entitled to a refund of any balance not used for these purposes. If certificates representing a maximum discount of more than $5.2 million would be issuable under the settlement, the Company has the right to require that the certificates be pro-rated among those who elect to receive them. On June 17, 1996, the Court issued a Final Judgment and Dismissal Order, approving the settlement.

     On March 2, 1995, the Federal Trade Commission ("FTC") issued an administrative complaint against the Company, HSC and HSN Lifeway Health Products, Inc., In Re Home Shopping Network, Inc. et al., No. D-9272, in connection with the on-air presentation in 1993 of certain spray vitamin and nutritional supplement products. The FTC alleged that the Company did not have a reasonable basis to support certain on-air claims. On May 9, 1996, the Company and its subsidiaries entered into a consent and cease and desist order under which they agreed to obtain competent and reliable scientific evidence to substantiate claims made for specified categories of products, including any claim that any product can cure or prevent any illness, or affect the structure or function of the human body. The settlement does not represent any admission of wrongdoing by the Company, and does not require payment of any monetary damages. The settlement is subject to final approval by the FTC, following publication of notice in the Federal Register.

ITEM 6(A) -- EXHIBITS

     Exhibit 10.38 -- Credit Agreement dated as of August 2, 1996, among Home Shopping Network, Inc., as borrower, Home Shopping Club, Inc. and HSN Realty, Inc., as guarantors, the Chase Manhattan Bank, as Administrative Agent, LTCB Trust Company, as Collateral Agent, the Bank of New York Company, Inc., as Documentation Agent and the Lenders.

     Exhibit 10.39 -- Pledge Agreement dated as of August 2, 1996, made by Home Shopping Network, Inc., a Delaware corporation, in favor of LTCB Trust Company, a New York trust company, as collateral agent for the Secured Parties under the Credit Agreement dated as of August 2, 1996, among the Pledgor, as borrower, Home Shopping Club, Inc. and HSN Realty, Inc., as guarantors, The Chase Manhattan Bank, as Administrative Agent, LTCB Trust Company, as Collateral Agent, The Bank of New York Company, Inc., as Documentation Agent, and the Lenders.

     Exhibit 27 -- Financial Data Schedule (for SEC use only).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               HOME SHOPPING NETWORK, INC.
                                          --------------------------------------
                                                       (Registrant)

                  SIGNATURE                                 TITLE                      DATE
- ---------------------------------------------   ------------------------------   ----------------
                  /s/  JAMES G. HELD            President and Chief Executive      August 9, 1996
- ---------------------------------------------     Officer
                James G. Held

                 /s/  KEVIN J. MCKEON           Executive Vice President,          August 9, 1996
- ---------------------------------------------     Chief Financial Officer and
               Kevin J. McKeon                    Treasurer (Principal
                                                  Financial Officer)

                /s/  BRIAN J. FELDMAN           Vice President and Controller      August 9, 1996
- ---------------------------------------------     (Chief Accounting Officer)
              Brian J. Feldman