Form 10-Q
period 1996-09-30
HOME SHOPPING NETWORK INC
filed 1996-11-08
CIK 791024

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                  Total number of shares of outstanding stock
  (net of 6,986,000 shares of common stock held in treasury) as of November 1,
                                     1996:

                    Common stock..............  71,997,559
                    Class B common stock......  20,000,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

-------------------------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                  ---------------------     ---------------------
                                                    1996         1995         1996         1995
-------------------------------------------------------------------------------------------------
                                                       (In thousands, except per share data)
NET SALES.......................................  $234,321     $217,567     $733,922     $658,841
Cost of sales...................................   136,992      139,984      453,483      419,080
                                                  --------     --------     --------     --------
     Gross profit...............................    97,329       77,583      280,439      239,761
                                                  --------     --------     --------     --------
Operating expenses:
  Selling and marketing.........................    35,259       38,857      107,125      122,437
  Engineering and programming...................    24,539       24,399       73,280       73,838
  General and administrative....................    17,295       18,114       50,728       58,497
  Depreciation and amortization.................     8,437       11,614       24,849       29,514
  Other charges.................................        --        5,427           --        5,427
  Restructuring charges.........................        --           --           --        2,041
                                                  --------     --------     --------     --------
                                                    85,530       98,411      255,982      291,754
                                                  --------     --------     --------     --------
     Operating profit (loss)....................    11,799      (20,828)      24,457      (51,993)
Other income (expense):
  Interest income...............................       409          413        1,347        1,434
  Interest expense..............................    (1,867)      (2,581)      (8,203)      (5,858)
  Miscellaneous.................................     1,046          344        5,415        3,869
  Litigation....................................        --       (3,200)          --       (3,200)
                                                  --------     --------     --------     --------
                                                      (412)      (5,024)      (1,441)      (3,755)
                                                  --------     --------     --------     --------
Earnings (loss) before income taxes.............    11,387      (25,852)      23,016      (55,748)
Income tax expense (benefit)....................     4,327       (8,151)       8,747      (19,512)
                                                  --------     --------     --------     --------
NET EARNINGS (LOSS).............................  $  7,060     $(17,701)    $ 14,269     $(36,236)
                                                  ========     ========     ========     ========
Net earnings (loss) per common share............  $    .07     $   (.20)    $    .14     $   (.41)
                                                  ========     ========     ========     ========
Weighted average shares outstanding.............    95,544       90,646       95,208       90,812
                                                  ========     ========     ========     ========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

-------------------------------------------------------------------------------------------------
                                                               SEPTEMBER 30,
                                                           ---------------------     DECEMBER 31,
ASSETS                                                       1996         1995           1995
-------------------------------------------------------------------------------------------------
                                                                       (In thousands)
CURRENT ASSETS
Cash and cash equivalents................................  $ 31,833     $ 20,438       $ 25,164
Accounts and notes receivable, net.......................    26,044       31,734         23,634
Inventories, net.........................................    90,728      136,822        101,564
Deferred income taxes....................................    27,101       36,532         24,484
Other current assets, net................................     4,786       11,789          8,149
                                                           --------     --------       --------
          Total current assets...........................   180,492      237,315        182,995
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment.........................    90,516      107,936         90,581
Buildings and leasehold improvements.....................    70,240       75,114         69,843
Furniture and other equipment............................    50,154       47,397         49,561
                                                           --------     --------       --------
                                                            210,910      230,447        209,985
  Less accumulated depreciation and amortization.........   127,997      128,405        118,710
                                                           --------     --------       --------
                                                             82,913      102,042         91,275
Land.....................................................    16,877       17,711         17,093
Construction in progress.................................       294        3,940            406
                                                           --------     --------       --------
                                                            100,084      123,693        108,774
OTHER ASSETS
Cable distribution fees, net ($34,456 and $33,354 at
  September 30, 1996 and 1995, respectively and $34,803
  at December 31, 1995, to related parties)..............   109,594       94,977         99,161
Deferred income taxes....................................     6,967           --         23,142
Long-term investments ($10,154 at September 30, 1996 and
  $10,000 at September 30, 1995 and December 31, 1995,
  respectively, in related parties)......................    14,129       14,000         14,000
Other non-current assets.................................     6,770        7,719          8,223
                                                           --------     --------       --------
                                                            137,460      116,696        144,526
                                                           --------     --------       --------
                                                           $418,036     $477,704       $436,295
                                                           ========     ========       ========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

-----------------------------------------------------------------------------------------------
                                                               SEPTEMBER 30,
                                                           ---------------------   DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                         1996         1995         1995
-----------------------------------------------------------------------------------------------
                                                                      (In thousands)
CURRENT LIABILITIES
Current maturities of long-term obligations..............  $    230     $  1,540     $  1,555
Accounts payable.........................................    76,557      116,854       84,297
Income taxes payable.....................................    12,178        3,263        4,973
Accrued liabilities:
  Programming fees ($621 and $4,322 at September 30, 1996
     and 1995 respectively, and $2,260 at December 31,
     1995, to related parties)...........................    17,321       23,457       20,377
  Sales returns..........................................    11,700        9,654       10,832
  Other..................................................    46,446       51,621       53,390
                                                           --------     --------     --------
          Total current liabilities......................   164,432      206,389      175,424
LONG-TERM OBLIGATIONS (net of current maturities)........    98,131      116,040      135,810
DEFERRED INCOME TAXES....................................        --        5,814           --
COMMITMENTS AND CONTINGENCIES............................        --           --           --
STOCKHOLDERS' EQUITY
Preferred stock -- $.01 par value; authorized 500,000
  shares, no shares issued and outstanding...............        --           --           --
Common stock -- $.01 par value; authorized 150,000,000
  shares, issued 78,975,959 and 77,665,879 shares at
  September 30, 1996 and 1995, respectively, and
  77,718,379 shares at December 31, 1995.................       790          777          777
Class B -- convertible common stock -- $.01 par value;
  authorized, issued and outstanding, 20,000,000
  shares.................................................       200          200          200
Additional paid-in capital...............................   184,252      168,266      169,057
Retained earnings........................................    21,946       33,324        7,677
Treasury stock -- 6,986,000 common shares at cost........   (48,718)     (48,718)     (48,718)
Unearned compensation....................................    (2,997)      (4,388)      (3,932)
                                                           --------     --------     --------
                                                            155,473      149,461      125,061
                                                           --------     --------     --------
                                                           $418,036     $477,704     $436,295
                                                           ========     ========     ========

        The accompanying notes are an integral part of these statements

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

------------------------------------------------------------------------------------------------------------------
                                                CLASS B
                                              CONVERTIBLE   ADDITIONAL                         UNEARNED
                                     COMMON     COMMON       PAID-IN     RETAINED   TREASURY   COMPEN-
                                     STOCK       STOCK       CAPITAL     EARNINGS    STOCK      SATION     TOTAL
------------------------------------------------------------------------------------------------------------------
                                                                    (In thousands)
BALANCE AT JANUARY 1, 1995..........  $776       $ 200       $167,463    $ 69,560   $(27,136)  $(4,420 )  $206,443
Issuance of common stock upon
  exercise of stock options.........     1          --            622          --         --        --         623
Income tax benefit related to
  executive stock award program and
  stock options exercised...........    --          --            181          --         --        --         181
Expense related to executive stock
  award program.....................    --          --             --          --         --       531         531
Unearned compensation related to
  employee equity participation
  plan..............................    --          --             --          --         --    (1,264 )    (1,264)
Expense related to employee equity
  participation plan................    --          --             --          --         --       765         765
Purchase of treasury stock, at
  cost..............................    --          --             --          --    (21,582)       --     (21,582)
Net loss for the nine months ended
  September 30, 1995................    --          --             --     (36,236)        --        --     (36,236)
                                      ----        ----       --------    --------   --------   -------    --------
BALANCE AT SEPTEMBER 30, 1995.......  $777       $ 200       $168,266    $ 33,324   $(48,718)  $(4,388 )  $149,461
                                      ====        ====       ========    ========   ========   =======    ========
BALANCE AT JANUARY 1, 1996..........  $777       $ 200       $169,057    $  7,677   $(48,718)  $(3,932 )  $125,061
Issuance of common stock upon
  exercise of stock options.........    13          --         13,665          --         --        --      13,678
Income tax benefit related to
  executive stock award program,
  stock options exercised and
  employee equity participation
  plan..............................    --          --          1,530          --         --        --       1,530
Expense related to executive stock
  award program and stock options...    --          --             --          --         --       170         170
Expense related to employee equity
  participation plan................    --          --             --          --         --       765         765
Net earnings for the nine months
  ended September 30, 1996..........    --          --             --      14,269         --        --      14,269
                                      ----        ----       --------    --------   --------   -------    --------
BALANCE AT SEPTEMBER 30, 1996.......  $790       $ 200       $184,252    $ 21,946   $(48,718)  $(2,997 )  $155,473
                                      ====        ====       ========    ========   ========   =======    ========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

----------------------------------------------------------------------------------------------
                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                      ------------------------
                                                                        1996            1995
----------------------------------------------------------------------------------------------
                                                                           (In thousands)
Cash flows from operating activities:
  Net earnings (loss)...............................................  $  14,269       $(36,236)
  Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
       Depreciation and amortization................................     12,420         20,834
       Amortization of cable distribution fees......................     12,550          8,680
       Deferred income taxes........................................     13,558        (15,402)
       Inventory carrying value adjustment..........................     (1,730)         1,973
       Provision for losses on accounts and notes receivable........        697           (724)
       Common stock and change in stock appreciation rights issued
        for services provided.......................................        935          1,296
       Gain on sale of controlling interest in joint venture........     (1,948)            --
       (Gain) loss on sale of assets................................       (129)           541
       Equity in (earnings) losses of unconsolidated affiliates.....        (57)            21
       Change in current assets and liabilities:
          (Increase) decrease in accounts and notes receivable......     (2,944)         4,516
          Decrease in income taxes receivable.......................         --          2,816
          (Increase) decrease in inventories........................     12,566        (19,994)
          Decrease in other current assets..........................      3,363            140
          Increase (decrease) in accounts payable...................     (7,740)        41,590
          Decrease in accrued liabilities and income taxes
            payable.................................................       (397)       (27,534)
       Increase in cable distribution fees..........................    (22,983)       (35,679)
       Stock purchases for employee benefit plan....................         --         (1,264)
                                                                      ---------       --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.......     32,430        (54,426)
                                                                      ---------       --------
Cash flows from investing activities:
  Cash received from sale of controlling interest in joint
     venture........................................................      4,924             --
  Increase in other non-current assets..............................     (2,995)        (1,004)
  Capital expenditures..............................................     (2,661)       (10,247)
  Proceeds from sale of assets......................................        525          1,530
  Increase in net long-term investments.............................       (129)        (4,000)
  Proceeds from long-term notes receivable..........................         48          2,984
  Increase in intangible assets.....................................        (26)        (2,378)
                                                                      ---------       --------
          NET CASH USED IN INVESTING ACTIVITIES.....................       (314)       (13,115)
                                                                      ---------       --------
Cash flows from financing activities:
  Principal payments on long-term obligations.......................   (146,325)        (1,601)
  Net proceeds from issuance of Convertible Subordinated
     Debentures.....................................................     97,200             --
  Proceeds from issuance of common stock............................     13,678            623
  Borrowings from secured credit facility...........................     10,000         90,000
  Payments for purchases of treasury stock..........................         --        (34,691)
                                                                      ---------       --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.......    (25,447)        54,331
                                                                      ---------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................      6,669        (13,210)
Cash and cash equivalents at beginning of period....................     25,164         33,648
                                                                      ---------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................  $  31,833       $ 20,438
                                                                      =========       ========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                        NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

     The interim Condensed Consolidated Financial Statements of Home Shopping Network, Inc. and Subsidiaries (the "Company") are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the years ended December 31, 1995 and 1994. Certain amounts in the Condensed Consolidated Financial Statements for September 30, 1995, have been reclassified to conform to the 1996 presentation.

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

NOTE B -- RECLASSIFICATION

     During June 1996, the Company changed the classification of shipping and handling revenues from a component of "Net Sales" to an offset of the related fulfillment costs incurred by the Company recorded in "Cost of Sales." The following table presents "Net Sales" and "Cost of Sales" for prior periods, which conform to the current presentation:

    -------------------------------------------------------------------------------------------------
                                                              QUARTERS ENDED
                                      ---------------------------------------------------------------
                                      MARCH 31,   DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                        1996          1995           1995          1995       1995
    -------------------------------------------------------------------------------------------------
                                                              (In thousands)
    NET SALES.......................  $ 255,613     $260,955       $ 217,567     $221,410   $ 219,864
    Cost of sales...................    164,812      183,769         139,984      140,907     138,189
                                       --------     --------        --------     --------    --------
      Gross profit..................  $  90,801     $ 77,186       $  77,583     $ 80,503   $  81,675
                                       ========     ========        ========     ========    ========

    ----------------------------------------------------------------------------------------
                                                                YEARS ENDED DECEMBER 31,
                                                            --------------------------------
                                                              1995        1994        1993
    ----------------------------------------------------------------------------------------
                                                                     (In thousands)
    NET SALES.............................................  $919,796   $1,014,981   $954,369
    Cost of sales.........................................   602,849      618,971    611,829
                                                            --------   ----------   --------
      Gross profit........................................  $316,947   $  396,010   $342,540
                                                            ========   ==========   ========

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

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                        NOTES TO CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

     In connection with the sale of the Company's controlling interest in HSN Direct Joint Venture ("HSND") during the second quarter of 1996, the Company recorded a $.2 million investment in a newly formed venture (the "New Venture"). This investment is accounted for under the cost method. See Note I.

     The Company does not have the ability to exercise significant influence over the operating or financial activities of BBJ, NRI, HSND, or the New Venture.

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

     The Company used the net proceeds of $97.2 million from the Debentures and other cash to repay borrowings under its Revolving Credit Facility (the "Credit Facility").

     On August 2, 1996, the Company entered into a new $150.0 million Revolving Credit Facility (the "New Facility") with a $25.0 million sub-limit for import letters of credit. The New Facility, which replaced the Credit Facility, expires on August 2, 1999, and like the Credit Facility is secured by the stock of Home Shopping Club, Inc. and HSN Realty, Inc. At September 30, 1996, there were no outstanding borrowings under the New Facility and $139.0 million was available for borrowing after taking into account outstanding letters of credit. Under the New Facility, the interest rate on borrowings is tied to the London Interbank Offered Rate plus an applicable margin. The Company was in compliance with all covenants contained in the New Facility as of September 30, 1996.

NOTE E -- INCOME TAXES

     The Company had taxable income for the quarter and nine months ended September 30, 1996 which offset a portion of the 1995 net operating loss ("NOL") carryforward. Management believes that the Company will generate future taxable income sufficient to realize the tax benefit of the NOL prior to its expiration. Accordingly, the Company has recognized a non-current asset related to this NOL and no valuation allowance has been provided. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings to allow the Company to realize the benefits of the NOL or other deferred assets.

     On July 3, 1996, the Company filed a Corporation Application for Tentative Refund ("Refund Claim") with the Internal Revenue Service ("IRS") to carryback to prior taxable years $8.8 million of its 1995 NOL. The resulting refund of $2.8 million was received on August 19, 1996.

     On July 17, 1996, the Company filed a second Refund Claim (the "Second Claim") with the IRS to carryback an additional $24.4 million of its 1995 NOL to the year ended August 31, 1986. The Second Claim is based on Internal Revenue Code Sections 172 (b)(1)(C) and 172 (f) which provide for a 10-year carryback of specified liability losses, as defined. The resulting refund of $11.2 million was received on August 19, 1996. Of this refund, $2.9 million is attributable to the 1986 statutory federal income tax rate exceeding the current rate of 34%.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                        NOTES TO CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

     The Second Claim is based upon an area of tax law without substantial legal precedent or guidance and accordingly, the IRS may challenge the Company's entitlement to this claim. The Company intends to defend its right to this claim but can give no assurance as to its ultimate resolution. If the Second Claim is disallowed, in whole or in part, the Company will be required to repay any disallowed portion of the $11.2 million plus interest to the IRS and the disallowed portion of the carryback will be subject to the normal NOL carryforward rules.

     On September 11, 1996, the Company filed amended federal income tax returns to claim an additional $2.8 million in federal income tax refunds for fiscal years 1986 through 1989. These amended returns claim deductions for amounts previously disallowed by the IRS relating to royalty payments made to a then related party. The Company continues to maintain that it has meritorious positions regarding the deductibility of these payments and will vigorously defend this claim if disallowed by the IRS.

NOTE F -- RESTRUCTURING CHARGES

     During the three months ended March 31, 1995, the Company recorded charges of $2.0 million covering employee and other costs related to the closing of its fulfillment center in Reno, Nevada. In the fourth quarter of 1995 the Company recorded additional charges of $2.1 million to reflect costs expected to be incurred in relation to the closing. The facility was closed by June 30, 1995. During the three months ended September 30, 1996, payments totaling $.2 million were made related to this charge leaving $2.0 million accrued for future payments.

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

     Supplemental disclosures of cash flow information:

    --------------------------------------------------------------------------------------
                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                     ---------------------
                                                                      1996          1995
    --------------------------------------------------------------------------------------
                                                                        (In thousands)
    CASH PAID FOR:
      Interest.....................................................  $ 9,077       $ 4,363
      Income taxes.................................................      207           385
    CASH RECEIVED FOR:
      Income tax refund............................................   14,000        11,006

     On March 27, 1995, Precision Systems, Inc. ("PSi") repaid $2.7 million, plus accrued interest, of its $5.0 million loan from the Company. Under an agreement between the Company and PSi, the remaining principal balance of the loan was recorded as a prepayment of future monthly maintenance charges through December 1995.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                        NOTES TO CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

     During April 1996, in connection with the sale of the Company's controlling interest in HSND, the Company recorded a note receivable of $1.0 million. See
Note I.

NOTE I -- PRO FORMA STATEMENTS OF OPERATIONS

1. SALE OF HSND

     During April 1996, the Company sold a majority of its interest in HSND for $5.9 million to a company under the control of Tele-Communications, Inc. ("TCI"), which also owns a controlling interest in the Company. The Company received $4.9 million in cash at closing and is due $1.0 million payable in four equal annual installments commencing on February 1, 1997. The Company will retain a 15% interest in HSND and the New Venture. See Note C. In connection with the sale of its controlling interest in HSND, the Company recorded a $1.9 million gain which is included in miscellaneous income for the nine months ended September 30, 1996.

     The following table reports the unaudited pro forma results of the Company for 1995, after the shipping and handling reclassification discussed in Note B and giving effect to the sale of HSND as if it occurred on January 1, 1995:

    -----------------------------------------------------------------------------------------------
                                                                  QUARTERS ENDED
                                                ---------------------------------------------------
                                                DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                                    1995           1995          1995       1995
    -----------------------------------------------------------------------------------------------
                                                                  (In thousands)
    NET SALES.................................    $259,681       $ 215,390     $216,956   $ 210,098
    Cost of sales.............................     182,774         138,629      139,380     135,494
                                                  --------        --------     --------    --------
      Gross profit............................      76,907          76,761       77,576      74,604
    Operating expenses........................     103,691          96,219       91,504      89,274
                                                  --------        --------     --------    --------
      Operating loss..........................     (26,784)        (19,458)     (13,928)    (14,670)
    Other income (expense)....................     (11,413)         (5,138)        (676)      1,119
                                                  --------        --------     --------    --------
    Loss before income taxes..................    $(38,197)      $ (24,596)    $(14,604)  $ (13,551)
                                                  ========        ========     ========    ========

     Due to the anticipated sale and gain associated therewith, the results of operations of HSND were not included in the consolidated results of operations for 1996.

2. SALE OF ORTHO-VENT ASSETS

     During the fourth quarter of 1995, the Company sold the assets of Ortho-Vent, Inc. ("Ortho-Vent"), one of the Company's mail order subsidiaries. The following table reports the unaudited pro forma results of the Company for 1995, after the shipping and handling reclassification and giving effect to the sales of HSND and Ortho-Vent as if they occurred on January 1, 1995:

    -----------------------------------------------------------------------------------------------
                                                                  QUARTERS ENDED
                                                ---------------------------------------------------
                                                DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                                    1995           1995          1995       1995
    -----------------------------------------------------------------------------------------------
                                                                  (In thousands)
    NET SALES.................................    $256,712       $ 211,244     $212,337   $ 206,229
    Cost of sales.............................     180,990         136,033      136,634     133,219
                                                  --------        --------     --------    --------
      Gross profit............................      75,722          75,211       75,703      73,010
    Operating expenses........................     102,472          90,785       89,919      87,786
                                                  --------        --------     --------    --------
      Operating loss..........................     (26,750)        (15,574)     (14,216)    (14,776)
    Other income (expense)....................     (11,465)         (5,173)        (719)      1,089
                                                  --------        --------     --------    --------
    Loss before income taxes..................    $(38,215)      $ (20,747)    $(14,935)  $ (13,687)
                                                  ========        ========     ========    ========

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                        NOTES TO CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE J -- PROPOSED SILVER KING MERGER

     The Company has entered into an Agreement and Plan of Exchange and Merger, dated as of August 25, 1996, by and among Silver King Communications, Inc. ("SKC"), a subsidiary of SKC ("Silver King Sub"), Liberty HSN, Inc., and the Company, pursuant to which, subject to the satisfaction of certain conditions (including the receipt of all required approvals of the stockholders of SKC and the Company), the Company will merge with Silver King Sub (the "Merger"). In the Merger, each share of outstanding common stock of the Company at the time of the Merger will be converted into the right to receive 0.45 of a share of common stock of SKC and each share of outstanding Class B common stock of the Company will be converted into the right to receive 0.54 of a share of Class B common stock of SKC with the result that the Company would become at least an 80.1% owned subsidiary of SKC with the remaining shares owned by Liberty Media Corporation ("Liberty"), a wholly-owned subsidiary of TCI. In addition to the shares which will be issued in connection with this transaction, 2.6 million shares of SKC Class B common stock, to be issued to Liberty in the Merger, will be issued in the form of a contingent right to receive such shares upon the occurrence of certain events. There can be no assurance that the foregoing conditions will be satisfied or that the Merger will be consummated.

NOTE K -- SUBSEQUENT EVENT

     On October 10, 1996, the Company, Quell Schickedanz AG & Co. ("Quell"), Thomas Kirch ("Kirch") and Dr. Georg Kofler ("Kofler") entered into a binding Memorandum of Understanding (the "Memorandum") in connection with their joint participation in Home Order Television GmbH & Co. ("HOT"), Germany's only television shopping network. Pursuant to the terms of the Memorandum, the Company will purchase a 29% equity interest in HOT (the "HOT Interest") from Quell, Kirch and Kofler. Currently, Quell, Kirch and Kofler own equity interests of 50%, 40% and 10%, respectively, in HOT and will reallocate their respective remaining ownership interests to account for the sale of the HOT Interest to the Company. The Company will pay $15.0 million for the HOT Interest: $5.0 million of which was placed into escrow in October 1996, to be released upon execution of a definitive agreement among the Company, Quell, Kirch and Kofler; and $5.0 million is expected to be paid in each of April 1997 and September 1997. It is expected that such definitive agreement will also contain certain restrictions and other provisions regarding transfers by such persons of equity interests in HOT.

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

     From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, new developments, new merchandising strategies and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: business conditions and the general economy, competitive factors, channel space availability and the cost and availability of appropriate merchandise.

A.  CONSOLIDATED RESULTS OF OPERATIONS

     The following discussion presents the material changes in the consolidated results of operations of the Company which have occurred in the third quarter and first nine months of 1996, compared with the same periods in 1995. Reference should also be made to the Condensed Consolidated Financial Statements included herein.

     In April 1996, the Company sold a majority of its interest in its infomercial joint venture, HSN Direct Joint Venture ("HSND"). Due to the anticipated sale and gain associated therewith, the results of operations of HSND were not included in the consolidated results of operations for 1996. During 1995, the consolidated results of operations included a $4.3 million pre-tax loss related to HSND. In addition, in the fourth quarter of 1995, the Company sold the assets of Ortho-Vent, Inc. ("Ortho-Vent"), a subsidiary of HSN Mail Order, Inc. ("Mail Order"). See Note I to the Condensed Consolidated Financial Statements included herein for the pro forma effects of excluding HSND and Ortho-Vent from the Company's 1995 results of operations.

     As discussed in Note B to the Condensed Consolidated Financial Statements included herein, shipping and handling revenues are now included as a reduction of Cost of Sales to offset the related fulfillment costs incurred by the Company. Prior to the second quarter of 1996, shipping and handling revenues were included as a component of Net Sales. All amounts and percentages in the following discussion reflect this reclassification.

     All tables and discussion included herein calculate the percentage changes using actual versus rounded dollar amounts.

NET SALES

     For the quarter and nine months ended September 30, 1996, net sales for the Company increased $16.7 million, or 7.7%, to $234.3 million from $217.6 million and $75.1 million, or 11.4%, to $733.9 million from $658.8 million, respectively, compared to the same periods in 1995. Net sales of HSC increased $21.4 million, or 11.5%, and $85.2 million, or 15.2%, for the quarter and nine months ended September 30, 1996, respectively. HSC's sales reflect increases of 22.1% and 12.5% in the number of packages shipped and a decrease of 13.8% and an increase of 1.0% in the average price per unit sold for the quarter and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. Sales by wholly-owned subsidiaries, Vela Research, Inc. ("Vela") and Internet Shopping Network, Inc. ("ISN") increased $1.0 million and $.3 million, respectively, for the quarter ended September 30, 1996, and increased $7.4 million and $5.4 million, respectively, for the nine months then ended. In addition, sales for Mail Order increased $8.5 million for the nine months ended September 30, 1996. These increases were partially offset by decreases related to HSND of $2.2 million and $16.4 million for the quarter and nine months ended September 30, 1996, respectively, and decreases related to the sale of Ortho-Vent assets of $4.1 million and $12.6 million for the quarter and nine months ended September 30, 1996, respectively.

     In November 1995, the Company appointed a new chairman of the board and a new president and chief executive officer, both with significant experience in the electronic retailing and programming areas. The Company believes that the improved sales in the quarter and nine months ended September 30, 1996 compared to 1995 were primarily the result of immediate changes made by new management to the Company's merchandising and programming strategies. In addition, the Company offered a "no interest-no payment" credit promotion through September 1996 for certain purchases made during June 1996 using the Company's private label credit card. A similar promotion will take place for purchases made during the fourth quarter of 1996 with the payment deferral period extending to March 1997. Management is taking additional steps designed to attract both first-time and active customers which include changes in the merchandising area designed to broaden product assortment, changing the sales mix, optimizing product variety and value, maintaining the average price per unit at the desired level, improving inventory management and better planning of programmed shows. In addition, management will be reformatting the existing Spree! network to America's Jewelry Store ("AJS") which is expected to launch in early 1997. AJS will be a twenty-four hour jewelry shopping network. The Company believes that its negative performance in the third quarter and first nine months of 1995 which resulted in decreases in consolidated net sales of $31.3 million and $85.9 million, respectively, from the comparable 1994 periods, was due, in part, to the adverse effects of certain merchandising and programming strategies which had been implemented in late 1994 and 1995. There can be no assurance that changes to the Company's merchandising and programming strategies will achieve management's intended results.

     For the quarter and nine months ended September 30, 1996, respectively, HSC's merchandise return percentage decreased to 23.2% from 27.6% and to 24.3% from 25.6%, compared to the same periods in 1995. Management believes that the lower return rates are primarily attributable to the decreases in average price per unit sold. Promotional price discounts increased to 2.7% of HSC sales from 2.4% for the quarter ended September 30, 1996 and to 3.3% from 2.9% for the nine months ended September 30, 1996, compared to the same periods in 1995.

     At September 30, 1996, HSC had approximately 4.6 million active customers representing a 3.3% decline from September 30, 1995. An active customer is one that has completed a transaction within the last 18 months or placed an order within the last seven months. In addition, 59.4% of active customers have made more than one purchase in the last 18 months, compared to 59.1% at September 30, 1995.

     Approximately 70.0% of this active customer file has completed a transaction within the last twelve months. Since December 1994, the active customer file had been declining steadily, however, this trend reversed beginning in February 1996 and has increased every month since then for a cumulative total increase of 6.0%. In addition, since January 1996, repeat buyers in the twelve month file have increased from 49.0% of the total to 50.6% of the total.

     Management believes that future levels of net sales of HSC will be dependent on the success of its current efforts to increase market penetration. Market penetration represents the level of active customers within a market.

     The following table highlights the changes in the estimated unduplicated television household reach of The Home Shopping Network ("HSN"), the Company's primary network, for the twelve months ended September 30, 1996:

    ---------------------------------------------------------------------------------------------
                                                          CABLE*   BROADCAST   SATELLITE   TOTAL
    ---------------------------------------------------------------------------------------------
                                                               (In thousands of households)
    Households -- September 30, 1995....................  43,476     21,722      3,750     68,948
    Net additions/(deletions)...........................   1,099       (944)        38        193
    Shift in classification.............................   2,381     (2,381)        --         --
    Change in Nielsen household counts..................      --        524         --        524
                                                          ------     ------      -----     ------
    Households -- September 30, 1996....................  46,956     18,921      3,788     69,665
                                                          ======     ======      =====     ======

---------------

* Households capable of receiving both broadcast and cable transmissions are included under cable and excluded from broadcast to present unduplicated household reach. Cable households at September 30, 1996, include 1.8 million direct broadcast satellite households.

     According to industry sources, as of September 30, 1996, there were 95.8 million homes in the United States with a television set, 62.5 million basic cable television subscribers, 3.7 million homes with direct broadcast satellite dish receivers and 3.8 million homes with C Band satellite dish receivers.

     In addition to the households in the above table, as of September 30, 1996 approximately 11.5 million cable television households were reached by the Company's Spree! network, of which 4.6 million were on a part-time basis. Of the total cable television households receiving Spree!, 9.9 million also receive HSN. The Company is in the process of reformatting the Spree! network to AJS.

     During the remainder of 1996, cable system contracts covering 2.4 million cable subscribers are subject to termination or renewal. This represents 5.2% of the total number of unduplicated cable households receiving HSN. The Company is pursuing both renewals and additional cable television system contracts, but channel availability, competition, consolidation within the cable industry and cost of carriage are some of the factors affecting the negotiations for cable television system contracts. Although management cannot determine the percentage of expiring contracts that will be renewed or the number of households that will be added through new contracts, management believes that a majority of these contracts will be renewed.

     Silver King Communications, Inc. ("SKC") through its subsidiaries, owns twelve broadcast television stations, including one television satellite station. These stations are located in many of the top markets in the United States and exclusively broadcast HSC programming, except for a portion of broadcast time which is used to provide public affairs and other non-entertainment programming and advertising inserts.

     Each of the full power SKC stations has an affiliation agreement with HSC to carry HSC's programming through December 28, 1997 providing for an hourly fee, and upon reaching certain sales levels, commissions on net sales. By their terms, the affiliation agreements automatically renew for additional five year terms on December 28, 1997 and December 28, 2002 unless SKC provides notice of nonrenewal by December 28, 1996 (a six month extension from the prior deadline, which extension has been provided for in an amendment to the affiliation agreements) and June 28, 2001, respectively, with respect to such renewal terms. Thereafter, the affiliation agreements automatically renew for successive five year terms unless and until either party provides the other with written notice of nonrenewal.

     SKC has informed the Company that it has not made any decision regarding whether it will renew any or all of the affiliation agreements, or whether SKC will, instead, develop and broadcast programming independently of the Company. SKC has also informed the Company that there is a substantial likelihood that SKC will not terminate the affiliation agreements, unless it receives adequate assurances that its broadcast signal will be carried by cable systems presently carrying SKC's broadcast signal. After evaluating the needs and costs of additional program carriage, the Company believes that the orderly termination of the affiliation agreements may be in the Company's best interests because of the potential cost savings and the existing cable carriage of HSC programming in many of the SKC markets. HSN has obtained carriage of its programming in many of the SKC markets through long-term cable affiliation agreements. As a result, the Company and SKC are discussing the process for an orderly termination of such affiliation agreements in the event that the agreements are not renewed and the Company has initiated preliminary discussions in a number of markets for the purpose of securing alternative carriage of its programming. There can be no assurance that SKC will in fact terminate any or all of the affiliation agreements or that, if so terminated, the Company will be able to find other means of distributing its programming to the cable households in the broadcast areas currently served by SKC stations at a reasonable cost. Depending upon the availability and cost of alternative carriage for HSN programming, termination of the affiliation agreements could also disrupt HSN's ability to reach existing customers and may cause a reduction in HSN's revenues. HSN may also incur additional expenses (including the making of upfront payments), which could be substantial, in connection with entering into cable distribution agreements with other cable system operators for the purpose of securing alternative carriage of its programming.

GROSS PROFIT

     For the quarter and nine months ended September 30, 1996, gross profit increased $19.7 million, or 25.5%, to $97.3 million from $77.6 million and $40.6 million, or 17.0%, to $280.4 million from $239.8 million, respectively, compared to the same periods in 1995. As a percentage of net sales, gross profit increased to 41.5% from 35.7% and to 38.2% from 36.4% for the quarter and nine months ended September 30, 1996, respectively, compared to the same periods in 1995.

     Gross profit of HSC and Vela increased $23.1 million and $.5 million for the quarter ended September 30, 1996 and increased $53.2 million and $3.3 million, respectively, for the nine months then ended. These increases were partially offset by decreases related to HSND and Ortho-Vent of $.8 million and $1.6 million, respectively, for the quarter ended September 30, 1996 and $10.8 million and $5.0 million, respectively, for the nine months then ended. As a percentage of HSC's net sales, gross profit increased to 40.9% from 33.2% and to 37.4% from 33.6% for the quarter and nine months ended September 30, 1996, respectively, compared to the same periods in 1995.

     The dollar increases in consolidated and HSC's gross profit relate to the higher sales volume. The comparative increases in consolidated gross profit percentage in the quarter and nine months ended September 30, 1996, relate to warehouse sales and other promotional events held during 1995 which reduced gross profit in these periods and a 1996 product sales mix which was composed of higher gross profit merchandise. In future periods, management expects a slight decrease in the Company's gross profit percentage from the third quarter of 1996.

OPERATING EXPENSES

     The following table highlights the operating expense section from the Company's Condensed Consolidated Statements of Operations:

    --------------------------------------------------------------------------------------------
                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                            SEPTEMBER 30, 1996            SEPTEMBER 30, 1996
                                         -------------------------     -------------------------
                                           $        $         %          $        $         %
                                         AMOUNT   CHANGE   CHANGE      AMOUNT   CHANGE   CHANGE
    --------------------------------------------------------------------------------------------
                                                         (In millions, except %)
    Selling and marketing..............  $35.3    $ (3.6)     (9.3)%   $107.1   $(15.3)    (12.5)%
    Engineering and programming........   24.5        .1        .6       73.3      (.6)      (.8)
    General and administrative.........   17.3       (.8)     (4.5)      50.7     (7.8)    (13.3)
    Depreciation and amortization......    8.4      (3.2)    (27.4)      24.9     (4.7)    (15.8)
    Other charges......................     --      (5.4)   (100.0)        --     (5.4)   (100.0)
    Restructuring charges..............     --        --        --         --     (2.0)   (100.0)
                                         -----    ------               ------   ------
                                         $85.5    $(12.9)              $256.0   $(35.8)
                                         =====    ======               ======   ======

     As a percentage of net sales, operating expenses decreased to 36.5% from 45.2% and to 34.9% from 44.3%, respectively, for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995.

     In late 1995 and the first quarter of 1996, management instituted measures aimed at streamlining operations primarily by reducing the Company's work force and taking other actions to reduce operating expenses. These changes resulted in reductions in operating expenses in the third quarter and first nine months of 1996 compared to the same periods in 1995 and are expected to result in future reductions to operating expenses when compared to 1995.

SELLING AND MARKETING

     For the quarter and nine months ended September 30, 1996, selling and marketing expenses, as a percentage of net sales, decreased to 15.0% from 17.9% and to 14.6% from 18.6%, respectively, compared to the same periods in 1995.

     The major components of selling and marketing expenses are detailed below:

    ---------------------------------------------------------------------------------------------
                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30, 1996         SEPTEMBER 30, 1996
                                              ------------------------   ------------------------
                                                $        $        %        $        $        $
                                              AMOUNT   CHANGE   CHANGE   AMOUNT   CHANGE   CHANGE
    ---------------------------------------------------------------------------------------------
                                                            (In millions, except %)
    Telephone, operator and customer
      service...............................  $14.2    $ 2.9      25.8%  $40.2    $ 2.9       7.9%
    Fees to cable system operators:
      Commissions...........................    9.2      1.2      14.9    29.0      6.2      27.1
      Performance bonus commissions.........    2.5      (.5 )   (15.3)    8.2     (1.6 )   (15.9)
      Marketing payments for cable
         advertising........................    2.3     (1.9 )   (46.1)    7.5     (5.3 )   (41.4)
    Mail order catalog expenses.............    2.4     (1.6 )   (40.1)    7.5     (2.1 )   (22.1)
    Promotional/media expenses..............     --     (1.6 )  (100.0)     --     (1.8 )  (100.0)
    HSND selling expenses...................     --      (.6 )  (100.0)     --     (9.6 )  (100.0)

     Telephone, operator and customer service expenses are typically related to sales, call volume and the number of packages shipped. Telephone expense increased $2.9 million for both the quarter and nine months ended September 30, 1996, compared to the same periods in 1995. This increase is due to increases in sales, call and package volume and a $1.4 million rebate received in the third quarter of 1995 from the Company's long distance carrier in connection with a new contract for telephone services. Operator and customer service payroll expenses remained constant due to work force reduction measures and volume efficiencies. Management expects telephone, operator and customer service expenses to remain at the same percentage of net sales and fluctuate in relation to call and package volume for the remainder of 1996.

     For the quarter and nine months ended September 30, 1996, commissions to cable system operators increased as a result of the increase in net sales. Commission payments are based on net merchandise sales after giving effect to customer returns. Additionally, cable operators which have executed affiliation agreements to carry the Company's programming are generally compensated for all sales within their franchise resulting from watching the program via cable, satellite dish, or a broadcast television station. Commissions as a percentage of sales increased due to the growth in cable households and the increase in cable households within broadcast markets. As a result of the above factors, subject to sales volume, fees paid to cable system operators are expected to remain at higher levels in future periods.

     Performance bonus commissions decreased for the quarter and nine months ended September 30, 1996 because of higher guaranteed minimum commissions in the same periods in 1995. Performance bonus commissions are expected to fluctuate in relation to sales for the remainder of 1996.

     Marketing payments for cable advertising decreased for the quarter and nine months ended September 30, 1996, because older agreements requiring such payments expired or were renegotiated and new cable carriage agreements were executed. Current contracts generally provide other forms of incentive compensation to cable operators, including upfront payments of cable distribution fees or performance bonus commissions which require payments based upon HSC attaining certain sales levels in the cable operator's franchise area. Accordingly, marketing payments for cable advertising are expected to decrease and amortization of cable distribution fees will increase in 1996 as discussed in "Depreciation and Amortization."

     The decreases in mail order catalog expenses relate to the sale of Ortho-Vent assets in the fourth quarter of 1995. The decreases in promotional/media expenses relate to the Company's change in programming strategies in the third quarter of 1995. The remaining net decrease in selling and marketing expenses is attributable to lower advertising and promotional expenses of the Company's other subsidiary operations. As a result of the Company's promotional program related to its private label credit card, the Company will incur selling and marketing expenses in the form of additional interest charges in the fourth quarter of 1996. Selling and marketing expenses are expected to remain relatively constant as a percentage of net sales for the remainder of 1996, compared to the first nine months of 1996.

ENGINEERING AND PROGRAMMING

     For the quarter and nine months ended September 30, 1996, engineering and programming expenses, as a percentage of net sales, decreased to 10.5% from 11.2% and to 10.0% from 11.2%, respectively, compared to the same periods in 1995, primarily as a result of the increase in net sales.

     Broadcast costs payable to SKC increased $1.0 million and $3.3 million for the quarter and nine months ended September 30, 1996, respectively, related to the increase in sales. In addition, HSC production costs increased $1.4 million for the nine months ended September 30, 1996 compared to the same periods in 1995 primarily due to higher payroll expense. These increases were partially offset by lower broadcast costs of $.7 million and $3.8 million for the quarter and nine months ended September 30, 1996, respectively, relating to fewer broadcast affiliates compared to the same periods in 1995. In addition, engineering and programming expenses decreased $.1 million and $1.6 million for the quarter and nine months ended September 30, 1996 related to the sale of a majority of the Company's interest in HSND. For the remainder of 1996, engineering and programming expenses are expected to remain relatively constant in comparison to the first nine months of 1996.

GENERAL AND ADMINISTRATIVE

     For the quarter and nine months ended September 30, 1996, general and administrative expenses, as a percentage of net sales, decreased to 7.4% from 8.3% and to 6.9% from 8.9%, respectively, compared to the same periods in 1995.

     For the quarter ended September 30, 1996, decreases in expense related to Stock Appreciation Rights ("SAR's") for the former chief executive officer, legal, repairs and maintenance and other administrative expenses, totaling $2.7 million, were offset by increases in consulting, payroll, and other employment expenses totaling $1.8 million. For the nine months ended September 30, 1996, decreases in payroll, consulting, legal, repairs and maintenance and other administrative expenses totaling $8.6 million were offset by a $.8 million credit in the nine months ended September 30, 1995 related to SAR's.

     Due to additional consulting and legal expenses expected to be incurred in connection with the proposed merger with SKC and offsetting savings to be realized in connection with the reduction of the Company's work force and other expense reduction initiatives, management expects general and administrative expenses to remain consistent with 1995 levels for the remainder of 1996.

DEPRECIATION AND AMORTIZATION

     The decreases in depreciation and amortization for the quarter and nine months ended September 30, 1996, were primarily due to decreases of $1.6 million and $4.6 million, respectively, related to assets that became fully depreciated in 1995, the retirement of certain equipment in the fourth quarter of 1995 and lower capital expenditure levels in the quarter and nine months ended September 30, 1996, compared to the same periods in 1995. Depreciation expense is expected to remain at lower levels for the remainder of 1996 compared to the same periods in 1995. In addition, amortization expense for name lists decreased $2.8 million and $3.9 million for the quarter and nine months ended September 30, 1996, respectively, relating to the sale of Ortho-Vent assets in the fourth quarter of 1995. These decreases were offset by increased amortization of cable distribution fees of $1.2 million and $3.9 million for the quarter and nine months ended September 30, 1996. Amortization of these fees is expected to total $16.9 million in 1996 based on existing agreements. This amortization will increase if additional long-term cable contracts containing upfront payments of cable distribution fees are entered into during 1996, as discussed in "Selling and Marketing."

OTHER CHARGES

     The other charges for the quarter and nine months ended September 30, 1995, of $5.4 million, included severance costs of $2.0 million related to a reduction in work force and $2.1 million of payments to the former president and chief executive officer, as provided for under his employment agreement, in connection with the termination of his employment. In addition, the Company recorded a write-down of inventory totaling $1.3 million to net realizable value in connection with the sale of Ortho-Vent assets.

RESTRUCTURING CHARGES

     Restructuring charges for the nine months ended September 30, 1995, of $2.0 million, represented management's estimate of costs to be incurred in connection with the closing of the Company's Reno, Nevada, distribution center, which was accomplished in June 1995. The decision to close the Reno distribution center was based on an evaluation of the Company's overall distribution strategy. Management believes that consolidation of the Company's distribution facilities resulted in operating efficiencies and improved service to customers.

OTHER INCOME (EXPENSE)

     For the quarter and nine months ended September 30, 1996, the Company had net other expense of $.4 million and $1.4 million, respectively, compared to $5.0 million and $3.8 million, respectively, for the same periods in 1995.

     Interest expense for the quarter ended September 30, 1996 decreased $.7 million due to lower interest rates resulting from additional financing obtained by the Company on March 1, 1996 through a private placement of $100.0 million of Convertible Subordinated Debentures (the "Debentures"), as discussed in "Financial Position, Liquidity and Capital Resources" and Note D to the Condensed Consolidated Financial Statements included herein. Interest expense increased $2.3 million for the nine months ended September 30, 1996, compared to the same period in 1995, due to a higher level of borrowings by the Company and a reduction in the useful life of loan costs due to the refinancing of the Company's Revolving Credit Facility (the "Credit Facility"). Management expects that interest expense for the remainder of 1996 will decrease relative to the same period in 1995.

     For the quarter ended September 30, 1996, the Company had net miscellaneous income of $1.0 million which primarily included a gain on the sale of other assets of $.8 million. For the nine months ended September 30, 1996, the Company had net miscellaneous income of $5.4 million, which also included a gain on the sale of a controlling interest in HSND of $1.9 million and a one-time $1.5 million payment received in the first quarter of 1996 in connection with the termination of the Canadian Home Shopping Network license agreement. For the quarter and nine months ended September 30, 1995, the Company had net miscellaneous income of $.3 million and $3.9 million, respectively, which primarily included the receipt of proceeds from lawsuit settlements of $.4 million and $1.5 million, respectively, royalty income related to HSND of $.1 million and $.9 million, respectively, and a gain of $.6 million on the sale of other assets in the first quarter of 1995.

INCOME TAXES

     The Company's effective tax rate was 38.0% for the quarter and nine months ended September 30, 1996, and benefits of (31.5)% and (35.0)% for the quarter and nine months ended September 30, 1995, respectively. The Company's effective tax rate for these periods differed from the statutory rate due primarily to the amortization of goodwill, state income taxes and the provision for interest on adjustments proposed by the Internal Revenue Service. The Company anticipates full realization of its net operating loss carryforward and accordingly no valuation allowance has been provided. The Company's effective tax rate is expected to vary from the statutory rate for the remainder of 1996.

SEASONALITY

     The Company believes that seasonality does impact its business but not to the same extent it impacts the retail industry in general.

B.  FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     The following table highlights various balances and ratios from the Condensed Consolidated Financial Statements included herein:

    -----------------------------------------------------------------------------------------
                                                             SEPTEMBER 30,
                                                           -----------------     DECEMBER 31,
                                                            1996       1995          1995
    -----------------------------------------------------------------------------------------
    Cash and cash equivalents (millions).................  $ 31.8     $ 20.4        $ 25.2
    Working capital(millions)............................  $ 16.1     $ 30.9        $  7.6
    Current ratio........................................  1.10:1     1.15:1        1.04:1
    Accounts and notes receivable, net (millions)........  $ 26.0     $ 31.7        $ 23.6
    Inventories, net (millions)..........................  $ 90.7     $136.8        $101.6
    Inventory turnover for the quarter (annualized for
      September periods only)............................    6.08       4.58          5.47
    Inventory turnover for the nine months (annualized
      for September periods only)........................    6.29       4.37          5.47

     The principal sources of cash for the twelve months ended September 30, 1996 were the Credit Facility and proceeds from the issuance of the Debentures. The Credit Facility and available cash provided from operations were used principally to pay cable distribution fees of $41.7 million, pay litigation settlements of $8.6 million and pay for capital expenditures of $5.4 million. Proceeds from the issuance of the Debentures and cash provided from operations were used to repay outstanding borrowings under the Credit Facility. Net earnings adjusted for non-cash items totaled $37.4 million for the twelve months ended September 30, 1996. The principal source of cash for the nine months ended September 30, 1996, was proceeds from the issuance of the Debentures, which, along with available cash provided from operations, was used principally to repay outstanding borrowings under the Credit Facility, pay cable distribution fees of $27.5 million and pay litigation settlements of $3.7 million. Net earnings adjusted for non-cash items totaled $50.6 million for the nine months ended September 30, 1996.

     Accounts and notes receivable at September 30, 1996 included "FlexPay" accounts receivable totaling $14.6 million, compared to $15.2 million at September 30, 1995 and $13.0 million at December 31, 1995. The Company's financing of "FlexPay" accounts receivable has not had a significant impact on its liquidity position. Accounts and notes receivable at September 30, 1995 also included $3.0 million due from a former chairman of the Company's Board of Directors.

     The inventory balance is net of a carrying value adjustment of $35.0 million at September 30, 1996, compared to $20.5 million at September 30, 1995 and $33.3 million at December 31, 1995. The inventory carrying value adjustment, which was significantly increased in the fourth quarter of 1995, is primarily related to product which is inconsistent with HSC's new sales and merchandising philosophy. Inventory levels will increase in the fourth quarter of 1996 in preparation for the holiday selling season.

     Capital expenditures for the nine months ended September 30, 1996, were $2.7 million. The Company estimates capital expenditures will range between $3.0 million and $5.0 million for the remainder of 1996.

     The Company has initiated a plan to improve and expand the capabilities of its computer systems. This plan will increase capital expenditures in 1997 and 1998 by $10.0 to $15.0 million per year. When completed, the Company expects to achieve savings in its call center and fulfillment operations.

     On August 2, 1996, the Company entered into a new $150.0 million Revolving Credit Facility (the "New Facility") with a $25.0 million sub-limit for import letters of credit. The New Facility, which replaced the Credit Facility discussed above, expires on August 2, 1999, and like the Credit Facility, is secured by the stock of HSC and HSN Realty, Inc. There were no outstanding borrowings under the New Facility as of September 30, 1996, and $139.0 million was available for borrowing after taking into account outstanding letters of credit. The Company anticipates that it will use its borrowing capacity under the New Facility for working capital requirements, capital expenditures and general corporate purposes.

     As discussed in Note K to the Condensed Consolidated Financial Statements included herein, on October 10, 1996, the Company entered into a binding Memorandum of Understanding to purchase a 29% equity interest in Home Order Television GmbH & Co. ("HOT") for a total investment of $15.0 million, $5.0 million of which was placed into escrow in October 1996, to be released upon execution of a definitive agreement and $5.0 million is expected to be paid in each of April 1997 and September 1997.

     During the remainder of 1996, management expects to pay cable distribution fees, totaling $4.8 million, relating to new and current contracts with cable system operators to carry HSC programming.

     In April 1996, the Company sold a majority of its interest in HSND for $5.9 million, $4.9 million of which was received as of the closing of the transaction, the remainder of which will be received in four equal annual installments commencing on February 1, 1997.

     During the nine months ended September 30, 1996, the Company received cash proceeds of $13.7 million from the exercise of 1.3 million options to purchase the Company's stock.

     In management's opinion, available cash, internally generated funds and the New Facility will provide sufficient capital resources to meet the Company's foreseeable needs.

     During the nine months ended September 30, 1996, the Company did not pay any cash dividends and does not anticipate paying cash dividends in the immediate future.

NEW ACCOUNTING PRONOUNCEMENTS

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") effective for fiscal years beginning after December 15, 1995. FAS 123 provides alternatives for the methods used by entities to record compensation expense associated with its stock-based compensation plans. Additionally, FAS 123 provides further guidance on the disclosure requirements relating to stock-based compensation plans. Presently, management intends to present the effects of FAS 123 only on a disclosure basis.

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

     On March 2, 1995, the Federal Trade Commission ("FTC") issued an administrative complaint against the Company, HSC and HSN Lifeway Health Products, Inc., In Re Home Shopping Network, Inc. et. al., No. D-9272, in connection with the on-air presentation in 1993 of certain spray vitamin and nutritional supplement products. The FTC alleged that the Company did not have a reasonable basis to support certain on-air claims. On May 9, 1996, the Company and its subsidiaries entered into a consent and cease and desist order under which they agreed to obtain competent and reliable scientific evidence to substantiate claims made for specified categories of products, including any claim that any product can cure or prevent any illness, or affect the structure or function of the human body. The settlement does not represent any admission or wrongdoing by the Company, and does not require payment of any monetary damages. A final decision and order incorporating the terms of the settlement was issued on September 26, 1996.

     On August 26, 1996, after announcement that SKC, House Acquisition Corp., a newly formed subsidiary of SKC, Liberty HSN, Inc. and the Company had entered into the Agreement and Plan of Exchange and Merger dated as of August 25, 1996 (the "HSN Merger Agreement"), a class action complaint titled Andre Engle v. Leo
J. Hindery, et. al. was filed in the Court of Chancery of the State of Delaware, in and for the County of New Castle (the "Delaware Court"), against the Company, Leo J. Hindery Jr., Gen. H. Norman Schwarzkopf, Eli J. Segal, Peter R. Barton, Robert R. Bennett, Barry Diller, James G. Held, SKC, Liberty Media Corporation ("Liberty") and Tele-Communications, Inc. by a shareholder of the Company on behalf of a purported class consisting of all public shareholders of the Company (other than Liberty and its controlled affiliates). Shortly thereafter, four other class action complaints were filed against the foregoing defendants with the Delaware Court by shareholders of the Company on behalf of a purported class consisting of all public shareholders of the Company (other than Liberty and its controlled affiliates); one of these actions also named as defendants, J. Anthony Forstmann and Victor A. Kaufman. Plaintiffs allege, among other things, that, by approving the HSN Merger Agreement, the Company's director defendants and, by supporting the merger, Liberty breached their fiduciary duties to the stockholders and that the consideration to be paid to stockholders in the HSN Merger is unfair and inadequate. Plaintiffs seek, among other things, an injunction preventing the defendants from taking actions toward consummation of the HSN Merger and related transactions, rescission or rescissory damages (should the transactions proceed), and an award of unspecified compensatory damages to the members of the plaintiff class. On October 7, 1996, the five class action lawsuits were consolidated for all purposes in an action titled In
Re: Home Shopping Network, Inc. Shareholders Litigation, Consolidated Civil Action No. 15179.

ITEM 6(A) -- EXHIBITS

     Exhibit 27 -- Financial Data Schedule (for SEC use only).

ITEM 6(B) -- REPORTS ON FORM 8-K

     A report on Form 8-K dated August 26, 1996 reported a definitive merger agreement between the Company and SKC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HOME SHOPPING NETWORK, INC.
                                 ---------------------------------------------
                                               (Registrant)


Dated  November 8, 1996                /s/  JAMES G. HELD
                                 ----------------------------------------------
                                       James G. Held
                                       President and
                                       Chief Executive Officer


Dated  November 8, 1996                /s/  KEVIN J. MCKEON
                                 -----------------------------------------------
                                       Kevin J. McKeon
                                       Executive Vice President,
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial Officer)


Dated  November 8, 1996                /s/  BRIAN J. FELDMAN
                                 -----------------------------------------------
                                       Brian J. Feldman
                                       Vice President and Controller
                                       (Chief Accounting Officer)