Form 10-K405
period 1996-12-31
HOME SHOPPING NETWORK INC
filed 1997-03-31
CIK 791024

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                 EFFECTIVE OCTOBER 7, 1996)
                             FOR THE YEAR ENDED DECEMBER 31, 1996
                                  COMMISSION FILE NO. 1-9118
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

 TITLE OF     NAME OF EXCHANGE
EACH CLASS   ON WHICH REGISTERED
----------   -------------------
   None             None

                             ---------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

HOME SHOPPING NETWORK, INC. 5 7/8% CONVERTIBLE SUBORDINATED DEBENTURES DUE MARCH
                                    1, 2006

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]          No []

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 28, 1997 there were outstanding 71,989,159 shares of Common Stock and 20,000,000 shares of Class B Common Stock.
================================================================================

                          HOME SHOPPING NETWORK, INC.

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

  NO.                                                                  PAGE
  ---                                                                  ----
                                  PART I
Item 1   Business....................................................     1
Item 2   Properties..................................................     1
Item 3   Legal Proceedings...........................................     1
Item 4   Submission of Matters to a Vote of Security Holders.........     2
                                  PART II
Item 5   Market for Registrant's Common Stock and Related Stockholder
         Matters.....................................................     2
Item 6   Selected Financial Data.....................................     2
Item 7   Management's Narrative Analysis of the Results of Operations
         in Accordance with General Instruction I to Form 10-K.......     2
Item 8   Consolidated Financial Statements and Supplementary Data....    10
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................    34
                                 PART III
Item 10  Directors and Executive Officers of the Registrant..........    34
Item 11  Executive Compensation......................................    34
Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................    34
Item 13  Certain Relationships and Related Transactions..............    34
                                  PART IV
Item 14  Exhibits, Financial Statement Schedules, and Reports on Form
         8-K.........................................................    34

                                     PART I

ITEM 1 -- BUSINESS

                                    GENERAL

     Home Shopping Network, Inc. and its subsidiaries (collectively, the "Company" or "Home Shopping") is a majority owned subsidiary of HSN, Inc. ("HSNi"), whose securities are registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 and are traded on the Nasdaq National Market. HSNi beneficially owns 80.1% of the equity and 90.8% of the voting power of the Company, and Liberty HSN, Inc. ("Liberty HSN"), an indirect, wholly-owned subsidiary of Liberty Media Corporation ("Liberty") which in turn, is a wholly-owned subsidiary of Tele-Communications, Inc. ("TCI"), owns the remaining equity interest and voting power in the Company. The Company is a holding company, the subsidiaries of which conduct the day-to-day operations of the Company's various business activities. The Company's primary business, and principal source of revenue, is electronic sales by Home Shopping Club, Inc. ("HSC"), a wholly-owned subsidiary of the Company and a leader in the electronic retailing industry.

     In addition to the electronic retailing business, the Company's subsidiaries are involved in Internet shopping, direct response telemarketing services, and developing and marketing high technology MPEG compression/decompression products. During 1996, the Company entered into two international electronic retailing joint ventures in Germany and Japan, in each case, as a minority participant.

ITEM 2 -- PROPERTIES

     The Company owns an approximately 480,000 square foot facility in St. Petersburg, Florida, which houses its television studios, broadcast facilities, and many of the Company's administrative offices and training facilities.

     The Company owns four warehouse type facilities totaling approximately 115,000 square feet near the Company's main campus in St. Petersburg, Florida. These facilities are used for returns processing, retail distribution and general storage.

     The Company leases a 21,000 square foot facility in Clearwater, Florida for its video and post production operations.

     The Company owns and operates a warehouse consisting of 163,000 square feet located in Waterloo, Iowa, which is used as an order fulfillment center.

     The Company operates a warehouse located in Salem, Virginia, consisting of approximately 650,000 square feet which is leased from the City of Salem Industrial Development Authority. On November 1, 1999, the Company will have the option to purchase the property for $1.

     The Company leases four retail stores in the Tampa Bay, Florida area totaling approximately 91,925 square feet.

     The Company also leases office space in California, Colorado and New
Jersey.

ITEM 3.  LEGAL PROCEEDINGS

     On August 26, 1996, after the announcement that HSNi, then named Silver King Communications, Inc. ("Silver King"), House Acquisition Corp., a newly formed subsidiary of Silver King, Liberty HSN, and the Company had entered into the Agreement and Plan of Exchange and Merger dated as of August 25, 1996 (the "Home Shopping Merger Agreement"), a class action complaint titled Andre Engle
v. Leo J. Hindery, et. al. was filed in the Court of Chancery of the State of Delaware, in and for the County of New Castle (the "Delaware Court"), against the Company, Leo J. Hindery, Jr., Gen. H. Norman Schwarzkopf, Eli J. Segal, Peter R. Barton, Robert R. Bennett, Barry Diller, James G. Held, Silver King, Liberty and TCI by a shareholder of the Company on behalf of a purported class consisting of all public shareholders of the Company (other than Liberty and its controlled affiliates). Shortly thereafter, four other class action complaints were filed against the foregoing defendants with the Delaware Court by shareholders of the Company on behalf of a purported class consisting of all public shareholders of the Company (other than

Liberty and its controlled affiliates); one of these actions also named as defendants, J. Anthony Forstmann and Victor A. Kaufman. Plaintiffs alleged, among other things, that the Company's director defendants by approving the Home Shopping Merger Agreement, and Liberty, by supporting the Home Shopping merger ("Home Shopping Merger"), breached their fiduciary duties to the stockholders and that the consideration to be paid to stockholders in the Home Shopping Merger is unfair and inadequate. Plaintiffs sought, among other things, an injunction preventing the defendants from taking actions toward consummation of the Home Shopping Merger and related transactions, and now seek recission or rescissory damages and an award of unspecified compensatory damages to the members of the plaintiffs class. On October 7, 1996, the five class action lawsuits were consolidated for all purposes in an action titled In Re: Home Shopping Network, Inc. Shareholders Litigation, Consolidated Civil Action No. 15179.

     The Company believes that the claims in the consolidated action are without merit, and does not believe it is reasonably possible that the actions will be successful or otherwise materially adversely affect the Company or its businesses. There can be no assurance, however, that the plaintiffs will not be successful, and the Company cannot estimate, based on facts available, the possible adverse effects of such a result.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted in accordance with General Instruction I to Form 10-K.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     There is no public trading market for the Company's common stock, par value $.01 ("Home Shopping Common Stock"). There are only two holders of Home Shopping Common Stock. No cash dividends have been paid on the Home Shopping Common Stock, and none are permitted under the Company's existing and pending loan facilities.

ITEM 6.  SELECTED FINANCIAL DATA

     Omitted in accordance with General Instruction I to Form 10-K.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS IN ACCORDANCE WITH GENERAL INSTRUCTION I TO FORM 10-K

GENERAL

     The Company's primary business is electronic retailing. Home Shopping operates two retail sales programs, The Home Shopping Network ("HSN") and America's Store, each twenty-four hours a day, seven days a week (collectively, the "Programs").

     On August 25, 1996, the Company entered into the Home Shopping Merger Agreement with a newly formed subsidiary of HSNi ("Merger Sub") and Liberty HSN. On December 20, 1996, pursuant to the Home Shopping Merger Agreement, the Merger Sub was merged with and into the Company and the Company became a subsidiary of HSNi. After consummation of the Home Shopping Merger, HSNi owned 80.1% of the equity and 90.8% of the voting power of the Company, with the remaining 19.9% of the equity and 9.2% of the voting power owned by Liberty HSN.

     From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, new developments, new merchandising strategies and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: business and general economic conditions, competitive factors, channel space availability and the cost and availability of appropriate merchandise.

CONSOLIDATED RESULTS OF OPERATIONS

     The following discussion presents the material changes in the consolidated results of operations of the Company which have occurred between the years ended December 31, 1996 and 1995. Reference should also be made to the Consolidated Financial Statements included herein.

     All financial data is presented on a historical basis, without the effects of "push down" accounting related to the Merger.

     In April 1996, the Company sold a majority of its interest in its infomercial joint venture, HSN Direct Joint Venture ("HSND"). Due to the then anticipated sale and associated gain, the results of operations of HSND were not included in the consolidated results of operations for 1996. During 1995, the consolidated results of operations included a $4.3 million pre-tax loss related to HSND. In addition, in the fourth quarter of 1995, the Company sold the assets of Ortho-Vent, Inc. ("Ortho-Vent"), a subsidiary of HSN Mail Order, Inc. ("Mail Order"). See Note O to the Consolidated Financial Statements included herein for the pro forma effects of excluding HSND and Ortho-Vent from the Company's 1995 results of operations.

     As discussed in Note A-12 to the Consolidated Financial Statements included herein, shipping and handling revenues are included as a reduction of cost of sales to offset the related fulfillment costs incurred by the Company. Prior to the second quarter of 1996, shipping and handling revenues had been included as a component of net sales. All amounts and percentages in the following discussion reflect this reclassification.

     All tables and discussion included herein calculate the percentage changes using actual dollar amounts, versus rounded dollar amounts.

YEAR ENDED DECEMBER 31, 1996 VS. YEAR ENDED DECEMBER 31, 1995

NET SALES

     For the year ended December 31, 1996, net sales for the Company increased $94.9 million, or 10.3%, to $1.015 billion from $919.8 million for the year ended December 31, 1995. Net sales of HSC increased $108.3 million, or 13.8%, for the year ended December 31, 1996, reflecting a 12.0% increase in the number of packages shipped and a 1.5% decrease in the average price per unit sold compared to the year ended December 31, 1995. Sales by wholly-owned subsidiaries, Vela Research, Inc. ("Vela"), Mail Order and Internet Shopping Network, Inc. ("ISN") increased $9.0 million, $7.8 million and $4.4 million, respectively, for the year ended December 31, 1996. These increases were partially offset by decreases related to HSND and Ortho-Vent of $17.7 million and $15.6 million, respectively.

     In November 1995, the Company appointed a new Chairman of the Board of Directors and a new President and Chief Executive Officer, both with significant experience in the electronic retailing and programming areas. The Company believes that the improvement in sales in the year ended December 31, 1996 compared to 1995 was primarily the result of changes made by new management to the Company's merchandising and programming strategies. In addition, the Company offered a "no interest-no payment" credit promotion through September 1996 for certain purchases made during June 1996 using the Company's private label credit card and offered a similar promotion during the fourth quarter of 1996 with the payment deferral period extending to March 1997. Management is taking additional steps designed to attract both first-time and active customers which include changing the merchandising approach to broaden product assortment, changing the sales mix, optimizing product variety and value, maintaining the average price per unit at the desired level, improving inventory management and better planning of programmed shows. In addition, management reformatted the former Spree! program to America's Store which was launched in January 1997. Currently America's Store is primarily devoted to jewelry and related products, as well as certain other products. This change was designed to distinguish the Programs and to focus America's Store in popular product areas of electronic retailing. The Company is continuing to develop this program concept. The Company believes that its negative performance in the year ended December 31, 1995 which resulted in a decrease in consolidated net sales of $95.2 million from 1994, was due in part to the adverse effects of certain merchandising and programming strategies which had been implemented in late 1994 and 1995. There can be no assurance that additional changes to the Company's merchandising and programming strategies will achieve management's intended results.

     For the year ended December 31, 1996, HSC's merchandise return percentage decreased to 23.5% from 25.7%, in 1995. Management believes that the lower return rate is primarily attributable to the decrease in the average price per unit sold. Promotional price discounts remained constant at 2.8% of HSC sales for the year ended December 31, 1996 compared to 1995.

     At December 31, 1996, HSC had approximately 4.7 million active customers representing a 2.1% decline from December 31, 1995. An active customer is one who has completed a transaction within the last 18 months or placed an order within the last seven months. However, 59.6% of active customers have made more than one purchase in the last 18 months, compared to 59.2% at December 31, 1995.

     A subset of this active customer file are those customers who have completed a transaction within the last twelve months. Since December 1994, this subset of the active customer file had been declining steadily, however, this trend reversed beginning in February 1996 and has increased every month since then for a cumulative total increase of 8.2%. In addition, since January 1996, repeat buyers in this subset have increased from 49.0% of the total to 50.9% of the total number of active customers. Management believes that future levels of net sales of HSC will be dependent on the success of its current efforts to increase customer activity.

     The following table highlights the changes in the estimated unduplicated television household reach of HSN, the Company's primary program, for the year ended December 31, 1996:

---------------------------------------------------------------------------------------------
                                                      CABLE*   BROADCAST   SATELLITE   TOTAL
---------------------------------------------------------------------------------------------
                                                           (In thousands of households)
Households -- December 31, 1995.....................  44,220    21,219       3,750     69,189
Net additions/(deletions)...........................   1,291    (1,081)         38        248
Shift in classification.............................   2,353    (2,353)         --         --
Change in Nielsen household counts..................      --     1,257          --      1,257
                                                      ------    ------       -----     ------
Households -- December 31, 1996.....................  47,864    19,042       3,788     70,694
                                                      ======    ======       =====     ======

---------------

* Households capable of receiving both broadcast and cable transmissions are included under cable and therefore are excluded from broadcast to present unduplicated household reach. Cable households included 2.3 million and 1.3 million direct broadcast satellite ("dbs") households at December 31, 1996 and 1995, respectively, and therefore are excluded from Satellite.

     According to industry sources, as of December 31, 1996, there were 96.9 million homes in the United States with a television set, 64.4 million basic cable television subscribers and 3.8 million homes with satellite dish receivers, excluding dbs.

     In addition to the households in the above table, as of December 31, 1996, approximately 11.1 million cable television households were reached by America's Store, of which 4.3 million were on a part-time basis. Of the total cable television households receiving America's Store, 9.7 million also receive HSN.

     During 1997, cable system contracts covering 3.0 million cable subscribers are subject to termination or renewal. This represents 6.34% of the total number of unduplicated cable households receiving HSN. The Company is pursuing both renewals and additional cable television system contracts, but channel availability, competition, consolidation within the cable industry and cost of carriage are some of the factors affecting the negotiations for cable television system contracts. Although management cannot determine the percentage of expiring contracts that will be renewed or the number of households that will be added through new contracts, management believes that a majority of these contracts will be renewed.

     HSNi, through its subsidiaries, owns and operates twelve independent full power UHF television stations, including one television satellite station (the "SKTV Stations"). The SKTV Stations serve ten of the sixteen largest metropolitan television markets in the United States. As of December 31, 1996, the SKTV Stations reached approximately 28.3 million television households, which is one of the largest audience reaches of any owned and operated independent television broadcasting group in the United States.

     Each of the SKTV Stations, through the applicable subsidiary, has entered into a Television Affiliation Agreement (the "Affiliation Agreement(s)") with Home Shopping pursuant to which each Station broadcasts HSN for 164 hours per week.

     Home Shopping pays each SKTV Station compensation pursuant to the applicable hourly affiliation rate for such SKTV Station under its Affiliation Agreement. Hourly rates are based on the number of households in a Station's service area. The Affiliation Agreements provide for higher compensation to an SKTV Station if the SKTV Station's compensation amount, which is based upon a formula involving HSN's net sales credited to the SKTV Station, exceeds the amount payable pursuant to the hourly affiliation rate. This determination is made on an annual basis within thirty days of each anniversary of the Affiliation Agreements. In connection with the Home Shopping Merger, it was agreed that no amounts other than the hourly affiliation rate were to be paid for 1996 and all additional compensation amounts previously accrued by the Company were reversed in the fourth quarter of 1996.

     HSNi is continuing to evaluate the status of the Affiliation Agreements following the Home Shopping Merger. HSNi plans to determine on a market by market basis whether the SKTV Stations will continue to air HSN, or whether, the HSNi will instead, disaffiliate HSN and the SKTV Stations and develop and broadcast programming independently of HSN. Because Home Shopping has obtained carriage of its programming in many of HSNi's markets through long-term cable affiliation agreements, HSNi believes an orderly disaffiliation is possible, and HSNi has initiated preliminary discussions in a number of markets for the purpose of securing alternative carriage of HSN and/or carriage of the SKTV Stations' broadcast signals.

     Disaffiliation could disrupt the Company's ability to reach existing customers which may cause a reduction in revenues. In the event of disaffiliation, the Company may also incur additional expenses and cash outflow (including the making of up-front payments), which could be substantial, in connection with entering into cable distribution agreements for the purpose of securing program carriage. HSNi believes that the process of disaffiliation can be successfully managed to minimize these adverse consequences.

GROSS PROFIT

     For the year ended December 31, 1996, gross profit increased $72.1 million, or 22.7%, to $389.0 million from $316.9 million for the year ended December 31, 1995. As a percentage of net sales, gross profit increased to 38.3% from 34.5% compared to the year ended December 31, 1995.

     Gross profit of HSC and Vela increased $91.2 million and $4.0 million, respectively, for the year ended December 31, 1996, compared to 1995. These increases were partially offset by decreases related to HSND and Ortho-Vent of $11.1 million and $6.2 million, respectively, for the year ended December 31, 1996, compared to 1995. As a percentage of HSC's net sales, gross profit increased to 37.7% for the year ended December 31, 1996, from 31.3% in 1995.

     The dollar increases in the Company's and HSC's gross profit relate in part to the higher sales volume. The comparative increases in the Company's gross profit percentage in the year ended December 31, 1996, relate in part to warehouse sales and other promotional events held during 1995 which reduced gross profit. In addition, the 1996 product sales mix was composed of higher gross profit merchandise. Also, the Company's and HSC's gross profit for the year ended December 31, 1996 reflects a $5.4 million decrease and the year ended December 31, 1995 reflects a $14.5 million increase related to the change in HSC's inventory carrying adjustment. The 1995 adjustment related primarily to product which was not consistent with a change made in HSC's sales and merchandising philosophy. At December 31, 1996, a significant part of the inventory carrying adjustment relates to inventory purchased for a certain new format on America's Store, a new concept at

January 1, 1997, which the Company determined would not meet expected revenue and profitability objectives. In 1997, management expects a slight increase in the Company's gross profit percentage from 1996.

OPERATING EXPENSES

     The following table highlights the operating expense section from the Company's Consolidated Statements of Operations:

-----------------------------------------------------------------------------------------
                                                          Years Ended
                                                         December 31,
                                                        ---------------     $        %
                                                         1996     1995    Change   Change
-----------------------------------------------------------------------------------------
                                                             (In millions, except %)
Selling and marketing.................................  $146.9   $167.1   $(20.2)  (12.1)%
Engineering and programming...........................    94.6     98.2     (3.6)   (3.7)
General and administrative............................    70.2     77.1     (6.9)   (8.9)
Depreciation and amortization.........................    33.5     38.8     (5.3)  (13.7)
Other charges.........................................     2.6     16.0    (13.4)  (83.8)
                                                        ------   ------   ------
                                                        $347.8   $397.2   $(49.4)  (12.4)
                                                        ======   ======   ======

     As a percentage of net sales, operating expenses decreased to 34.3% from 43.2% compared to the year ended December 31, 1995. In late 1995 and the first quarter of 1996, management instituted measures aimed at streamlining operations primarily by reducing the Company's work force and taking other actions to reduce operating expenses. These changes resulted in reductions in operating expenses in 1996 compared to 1995.

SELLING AND MARKETING

     For the year ended December 31, 1996, selling and marketing expenses, as a percentage of net sales, decreased to 14.5% from 18.2%, for the year ended December 31, 1995.

     The major components of selling and marketing expenses are detailed below:

--------------------------------------------------------------------------------------
                                                    Years Ended
                                                    December 31,
                                                   --------------      $          %
                                                   1996     1995     Change    Change
--------------------------------------------------------------------------------------
                                                         (In millions, except %)
Telephone, operator and customer service.........  $55.4    $51.8    $  3.6        6.9%
Fees to cable system operators:
  Commissions....................................   39.8     33.2       6.6       19.9
  Performance bonus commissions..................   10.8     12.8      (2.0)     (15.6)
  Marketing payments for cable advertising.......    9.5     16.8      (7.3)     (43.5)
Mail order catalog expenses......................    9.6     13.5      (3.9)     (28.9)
HSND selling expenses............................     --     10.0     (10.0)    (100.0)
Promotional/media expenses.......................     --      3.1      (3.1)    (100.0)

     Telephone, operator and customer service expenses are typically related to sales, call volume and the number of packages shipped. Telephone expense increased $2.4 million or 12.6% for the year ended December 31, 1996, compared to 1995 due to the increase in sales, call and package volume and a $1.4 million rebate received in the third quarter of 1995 from the Company's long distance carrier. Operator and customer service payroll expenses increased only $1.2 million, or 3.5%, due to work force reduction measures and volume efficiencies. Management expects telephone, operator and customer service expenses to remain at the same percentage of net sales and fluctuate in relation to call and package volume in 1997.

     For the year ended December 31, 1996, compared to 1995, commissions to cable system operators increased as a result of the increase in net sales. Commission payments are based on net merchandise sales after giving effect to customer returns. Additionally, cable operators which have executed affiliation agreements to carry the Company's programming are generally compensated for all sales within their franchise area resulting from watching the program via cable or a broadcast television station. Commissions as a percentage of sales increased due to the growth in cable households and the increase in cable households within broadcast markets. As a result of the above factors, subject to sales volume, fees paid to cable system operators are expected to remain at higher levels in future periods.

     Performance bonus commissions decreased for the year ended December 31, 1996, compared to 1995, because of higher guaranteed minimum commissions in 1995. Performance bonus commissions are expected to fluctuate in relation to sales in 1997.

     Marketing payments for cable advertising decreased for the year ended December 31, 1996, compared to 1995, because older agreements requiring such payments expired or were renegotiated and new cable carriage agreements were executed. Current contracts generally provide other forms of incentive compensation to cable operators, including upfront payments of cable distribution fees or performance bonus commissions which require payments based upon HSC attaining certain sales levels in the cable operator's franchise area. Accordingly, marketing payments for cable advertising are expected to decrease and amortization of cable distribution fees will increase in 1997 as discussed in "Depreciation and Amortization."

     The decrease in mail order catalog expenses relates to the sale of Ortho-Vent assets in the fourth quarter of 1995. The decrease in promotional/media expenses related to the Company's change in programming strategies in the third quarter of 1995. The remaining net decrease in selling and marketing expenses is attributable to lower advertising and promotional expenses of the Company's other subsidiary operations. As a result of the Company's promotional program related to its private label credit card, the Company incurred selling and marketing expenses in the form of additional interest charges in 1996 and will incur similar expenses in 1997. Selling and marketing expenses are expected to remain relatively constant as a percentage of net sales in 1997, compared to 1996.

ENGINEERING AND PROGRAMMING

     For the year ended December 31, 1996, engineering and programming expenses, as a percentage of net sales, decreased to 9.3% from 10.7% compared to the year ended December 31, 1995, primarily as a result of the increase in net sales.

     Broadcast costs payable to Silver King increased $0.3 million for the year ended December 31, 1996, compared to 1995. The 1996 expense excludes $3.4 million of performance bonus commissions not payable as a result of the Home Shopping Merger. In addition, HSC production costs increased $1.7 million for the year ended December 31, 1996, compared to 1995 primarily due to higher payroll expense. These increases were partially offset by lower broadcast costs, other than SKC, of $4.4 million for the year ended December 31, 1996, relating to fewer broadcast affiliates compared to 1995. In addition, engineering and programming expenses decreased $2.3 million for the year ended December 31, 1996, compared to 1995, as a result of the sale of a majority of the Company's interest in HSND. For 1997, engineering and programming expenses are expected to remain relatively constant in comparison to 1996.

GENERAL AND ADMINISTRATIVE

     For the year ended December 31, 1996, general and administrative expenses, as a percentage of net sales, decreased to 6.9% from 8.4% for the year ended December 31, 1995.

     For the year ended December 31, 1996, decreases in consulting, legal, repairs and maintenance and other administrative expenses totaled $7.7 million compared to 1995. General and administrative expenses included a $0.8 million credit in the year ended December 31, 1995, related to stock appreciation rights ("SAR's") for the Company's former Chief Executive Officer.

     Due to savings to be realized in connection with the reduction of the Company's work force and other expense reduction initiatives, management expects general and administrative expenses to remain consistent with 1996 levels in 1997.

DEPRECIATION AND AMORTIZATION

     The decrease in depreciation and amortization for the year ended December 31, 1996, compared to 1995, was primarily due to a decrease of $5.8 million related to assets that became fully depreciated in 1995, the retirement of certain equipment in the fourth quarter of 1995 and lower capital expenditure levels in the year ended December 31, 1996, compared to 1995. Depreciation expense will increase in 1997 compared to 1996 related to increased capital expenditures in 1997. In addition, amortization expense for name lists decreased $3.9 million for the year ended December 31, 1996, compared to 1995, relating to the sale of Ortho-Vent assets in the fourth quarter of 1995. These decreases were offset by increased amortization of cable distribution fees of $4.4 million for the year ended December 31, 1996, compared to 1995. Amortization of these fees is expected to total $19.0 million in 1997 based on existing agreements. Amortization amounts will increase if additional long-term cable contracts containing upfront payments of cable distribution fees are entered into during 1997, as discussed in "Selling and Marketing."

OTHER CHARGES

     For the year ended December 31, 1996, the other charges of $2.6 million relate to work force reductions and other asset write downs in conjunction with the closing of three outlet stores and a fulfillment center.

     Other charges for the year ended December 31, 1995, included $4.1 million which represented management's estimate of costs to be incurred in connection with the closing of the Company's Reno, Nevada, fulfillment center, which was accomplished in June 1995. The decision to close the Reno fulfillment center was based on an evaluation of the Company's overall distribution strategy. An additional $11.9 million of charges for the year ended December 31, 1995 relate to severance costs of $4.0 million resulting from a reduction in work force, $4.8 million of payments to certain executives as provided for under their employment agreements in connection with the termination of their employment and the write-off of certain equipment maintenance and contractual fees totaling $1.8 million related to service contracts which the Company will no longer utilize. The Company also recorded a write-down of inventory totaling $1.3 million to net realizable value based on the disposition of Ortho-Vent's assets.

OTHER INCOME (EXPENSE)

     For the year ended December 31, 1996, the Company had net other expense of $7.9 million compared to net other expense of $14.9 million for the year ended December 31, 1995.

     Interest expense decreased $0.2 million for the year ended December 31, 1996, compared to 1995, due to a lower level of borrowings by the Company at a lower average interest rate primarily due to the private placement on March 1, 1996, of $100.0 million of Convertible Subordinated Debentures (the "Debentures").

     For the year ended December 31, 1996, net miscellaneous expenses increased to $1.9 million compared to $0.4 million for the year ended December 31, 1995. In 1996, equity losses totaling $5.7 million relating to the Company's investments in Home Order Television GmbH & Co. ("HOT") and Jupiter Shop Channel Co;. Ltd ("Shop Channel") were partially offset by a gain on the sale of a controlling interest in HSND of $1.9 million and a one-time $1.5 million payment received in the first quarter of 1996 in connection with the termination of the Canadian Home Shopping Network license agreement. In 1995, $6.0 million in losses recorded in connection with the retirement of equipment was offset by receipts from lawsuit settlements, royalty income and other miscellaneous income totaling $5.6 million.

     Litigation settlement income for the year ended December 31, 1996 represents the reversal of amounts accrued in prior years which were in excess of the actual settlement on certain litigation. Litigation expense for the year ended December 31, 1995, of $6.4 million, represents litigation settlements and anticipated costs in connection with the resolution of certain pending litigation.

INCOME TAXES

     The Company's effective tax rate was 38.0% for the year ended December 31, 1996, and a benefit of 35.0% for the year ended December 31, 1995. The Company's effective tax rate for these periods differed from the statutory rate due primarily to the amortization of goodwill, state income taxes and the provision for interest on adjustments proposed by the Internal Revenue Service ("IRS"). The Company anticipates full realization of its net operating loss carryforward and accordingly no valuation allowance related to the carry forward has been provided. See Note E to the Consolidated Financial Statements included herein.

SEASONALITY

     The Company believes that seasonality does impact its business but not to the same extent it impacts the retail industry in general.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

The Board of Directors
Home Shopping Network, Inc.

     We have audited the accompanying consolidated balance sheets of Home Shopping Network, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Home Shopping Network, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          /s/ KPMG PEAT MARWICK LLP

St. Petersburg, Florida
February 25, 1997

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------------------
                                                                 YEARS ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               1996        1995        1994
----------------------------------------------------------------------------------------------
                                                                      (In thousands)
NET SALES.................................................  $1,014,705   $919,796   $1,014,981
Cost of sales.............................................     625,697    602,849      618,971
                                                            ----------   --------   ----------
          Gross Profit....................................     389,008    316,947      396,010
                                                            ----------   --------   ----------
Operating expenses:
  Selling and marketing...................................     146,897    167,063      161,886
  Engineering and programming.............................      94,598     98,216       98,835
  General and administrative..............................      70,244     77,087       79,344
  Depreciation and amortization...........................      33,483     38,854       29,066
  Other charges...........................................       2,600     16,007           --
                                                            ----------   --------   ----------
                                                               347,822    397,227      369,131
                                                            ----------   --------   ----------
          Operating profit (loss).........................      41,186    (80,280)      26,879
Other income (expense):
  Interest income.........................................       1,826      1,961        9,556
  Interest expense........................................      (9,918)   (10,077)      (5,512)
  Miscellaneous...........................................      (1,937)      (426)        (403)
  Litigation settlements..................................       2,105     (6,383)          --
                                                            ----------   --------   ----------
                                                                (7,924)   (14,925)       3,641
                                                            ----------   --------   ----------
Earnings (loss) before income taxes, minority interest and
  extraordinary item......................................      33,262    (95,205)      30,520
Income tax expense (benefit)..............................      12,641    (33,322)      12,819
Minority interest.........................................           1         --           --
                                                            ----------   --------   ----------
Earnings (loss) before extraordinary item.................      20,620    (61,883)      17,701
Extraordinary item -- loss on early extinguishment of
  long-term obligations (net of tax benefit of $567)......          --         --         (924)
                                                            ----------   --------   ----------
NET EARNINGS (LOSS).......................................  $   20,620   $(61,883)  $   16,777
                                                            ==========   ========   ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1996       1995
---------------------------------------------------------------------------------
                                                                (In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................  $ 16,274   $ 25,164
Accounts and notes receivable (net of an allowance for
  doubtful accounts of $2,291 and $1,685, respectively).....    33,868     23,634
Related party receivables...................................     4,713         --
Inventories, net............................................   100,527    101,564
Deferred income taxes.......................................    23,302     24,484
Other current assets, net...................................     5,396      8,149
                                                              --------   --------
         Total current assets...............................   184,080    182,995
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................    91,361     90,581
Buildings and leasehold improvements........................    70,049     69,843
Furniture and other equipment...............................    47,234     49,561
                                                              --------   --------
                                                               208,644    209,985
         Less accumulated depreciation and amortization.....   129,387    118,710
                                                              --------   --------
                                                                79,257     91,275
Land........................................................    16,884     17,093
Construction in progress....................................       980        406
                                                              --------   --------
                                                                97,121    108,774
OTHER ASSETS
Cable distribution fees, net ($40,892 and $34,803,
  respectively, to related parties).........................   113,594     99,161
Deferred income taxes.......................................     3,649     23,142
Long-term investments ($10,536 and $10,000, respectively, in
  related parties)..........................................    24,981     14,000
Other non-current assets ($1,639 note receivable from a
  related party at December 31, 1996).......................     7,622      8,223
                                                              --------   --------
                                                               149,846    144,526
                                                              --------   --------
                                                              $431,047   $436,295
                                                              ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations.................  $    250   $  1,555
Accounts payable............................................    65,266     84,297
Investment subscription payable.............................    10,000         --
Income taxes payable........................................     8,267      4,973
Accrued liabilities:
  Programming fees ($9,051 and $2,260 respectively, to
    related parties)........................................    22,683     20,377
  Sales returns.............................................    11,672     10,832
  Other.....................................................    48,400     53,390
                                                              --------   --------
         Total current liabilities..........................   166,538    175,424
LONG-TERM OBLIGATIONS (net of current maturities)...........    97,934    135,810
MINORITY INTEREST...........................................         1         --
COMMITMENTS AND CONTINGENCIES...............................        --         --
STOCKHOLDERS' EQUITY
Preferred stock -- $.01 par value; authorized 500,000
  shares, no shares issued and outstanding..................        --         --
Common stock -- $.01 par value; authorized 150,000,000
  shares, issued and outstanding 71,989,159 and 77,718,379
  at December 31, 1996 and 1995, respectively...............       720        777
Class B -- convertible common stock -- $.01 par value;
  authorized, issued and outstanding 20,000,000 shares......       200        200
Additional paid-in capital..................................   140,062    169,057
Retained earnings...........................................    28,297      7,677
Treasury stock -- 6,986,000 common shares, at cost at
  December 31, 1995.........................................        --    (48,718)
Unearned compensation.......................................    (2,705)    (3,932)
                                                              --------   --------
                                                               166,574    125,061
                                                              --------   --------
                                                              $431,047   $436,295
                                                              ========   ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------
                                                CLASS B                                        UNEARNED
                                              CONVERTIBLE   ADDITIONAL                         COMPEN-
                                     COMMON     COMMON       PAID-IN     RETAINED   TREASURY    SATION
                                     STOCK       STOCK       CAPITAL     EARNINGS    STOCK      TOTAL
------------------------------------------------------------------------------------------------------------------
                                                                    (In thousands)
BALANCE AT DECEMBER 31, 1993.......   $762       $206        $160,371    $ 52,783   $(14,027)  $(3,541)   $196,554
Issuance of common stock upon
  exercise of stock options........      8         --           4,517          --         --        --       4,525
Income tax benefit related to
  executive stock award program and
  stock options exercised..........     --         --           2,575          --         --        --       2,575
Expense related to employee equity
  participation plan...............     --         --              --          --         --       810         810
Expense related to executive stock
  award program....................     --         --              --          --         --     2,047       2,047
Unearned compensation related to
  employee equity participation
  plan.............................     --         --              --          --         --    (3,736)     (3,736)
Purchases of treasury stock, at
  cost.............................     --         --              --          --    (13,109)       --     (13,109)
Conversion of Class B common stock
  to common stock..................      6         (6)             --          --         --        --          --
Net earnings for the year ended
  December 31, 1994................     --         --              --      16,777         --        --      16,777
                                      ----       ----        --------    --------   --------   -------    --------
BALANCE AT DECEMBER 31, 1994.......    776        200         167,463      69,560    (27,136)   (4,420)    206,443
Issuance of common stock upon
  exercise of stock options........      1         --             902          --         --        --         903
Income tax benefit related to
  executive stock award program and
  stock options exercised..........     --         --             596          --         --        --         596
Expense related to employee equity
  participation plan...............     --         --              --          --         --     1,020       1,020
Expense related to executive stock
  award program....................     --         --              --          --         --       795         795
Unearned compensation related to
  employee equity participation
  plan.............................     --         --              --          --         --    (1,264)     (1,264)
Unearned compensation related to
  executive stock award program and
  stock options granted............     --         --              96          --         --       (63)         33
Purchases of treasury stock, at
  cost.............................     --         --              --          --    (21,582)       --     (21,582)
Net loss for the year ended
  December 31, 1995................     --         --              --     (61,883)        --        --     (61,883)
                                      ----       ----        --------    --------   --------   -------    --------
BALANCE AT DECEMBER 31, 1995.......    777        200         169,057       7,677    (48,718)   (3,932)    125,061
Issuance of common stock upon
  exercise of stock options........     17         --          18,058          --         --        --      18,075
Income tax benefit related to
  executive stock award program,
  stock options exercised and
  employee equity participation
  plan.............................     --         --           1,591          --         --        --       1,591
Expense related to employee equity
  participation plan...............     --         --              --          --         --     1,020       1,020
Expense related to executive stock
  award program and stock
  options..........................     --         --              --          --         --       207         207
Cancellation of treasury and other
  shares related to the merger.....    (74)        --         (48,644)         --     48,718        --          --
Net earnings for the year ended
  December 31, 1996................     --         --              --      20,620         --        --      20,620
                                      ----       ----        --------    --------   --------   -------    --------
BALANCE AT DECEMBER 31, 1996.......   $720       $200        $140,062    $ 28,297   $     --   $(2,705)   $166,574
                                      ====       ====        ========    ========   ========   =======    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------
                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1996       1995       1994
--------------------------------------------------------------------------------------------
                                                                      (In thousands)
Cash flows from operating activities:
  Net earnings (loss).......................................  $ 20,620   $(61,883)  $ 16,777
  Adjustments to reconcile net earnings (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization...........................    16,562     26,162     25,173
    Amortization of cable distribution fees.................    17,095     12,692      3,893
    Deferred income taxes...................................    20,675    (32,310)     5,649
    Equity in (earnings) losses of unconsolidated
     affiliates.............................................     5,607        302       (144)
    Inventory carrying value adjustment.....................    (5,400)    14,468     (6,455)
    Gain on sale of controlling interest in joint venture...    (1,948)        --         --
    Loss on sale of assets..................................     1,797      6,040        106
    Common stock and change in Stock Appreciation Rights
     ("SAR's") issued for services provided.................     1,227      1,911      1,310
    Provision for losses on accounts and notes receivable...       624        440        377
    Minority interest.......................................         1         --         --
    Loss on disposition of wholly-owned subsidiary..........        --         --      2,854
    Loss on retirement of long-term obligations.............        --         --      1,491
    Change in current assets and liabilities:
      (Increase) decrease in accounts and notes
       receivable...........................................   (15,408)    12,576    (10,698)
      Decrease in interest receivable from related party....        --         --      1,039
      (Increase) decrease in inventories....................     6,437      1,635     (1,416)
      (Increase) decrease in other current assets...........     2,753      3,572     (3,313)
      Increase (decrease) in accounts payable...............   (19,031)     9,362    (13,594)
      Increase (decrease) in accrued liabilities and income
       taxes payable........................................     3,041    (24,303)    24,687
    Increase in cable distribution fees.....................   (31,529)   (43,874)   (71,871)
    Stock purchases for employee benefit plan...............        --     (1,264)    (3,736)
                                                              --------   --------   --------
        NET CASH PROVIDED BY (USED IN) OPERATING
        ACTIVITIES..........................................    23,123    (74,474)   (27,871)
                                                              --------   --------   --------
Cash flows from investing activities:
  Increase in net long-term investments.....................    (6,645)    (4,000)        --
  Capital expenditures......................................    (5,381)   (13,004)   (18,602)
  Cash received from sale of controlling interest in joint
    venture.................................................     4,924         --         --
  Increase in other non-current assets......................    (3,289)      (920)    (6,185)
  Advances on notes receivable..............................    (1,000)        --         --
  Proceeds from sale of assets..............................       636      8,727      3,221
  Proceeds from long-term notes receivable..................        48      3,169    133,325
  Increase in intangible assets.............................       (26)    (2,378)    (4,338)
                                                              --------   --------   --------
        NET CASH PROVIDED BY (USED IN) INVESTING
        ACTIVITIES..........................................   (10,733)    (8,406)   107,421
                                                              --------   --------   --------
Cash flows from financing activities:
  Principal payments on long-term obligations...............  (146,555)   (11,816)  (110,993)
  Net proceeds from issuance of Convertible Subordinated
    Debentures..............................................    97,200         --         --
  Proceeds from issuance of common stock....................    18,075        903      4,525
  Borrowings from secured credit facility...................    10,000    120,000         --
  Payments for purchases of treasury stock..................        --    (34,691)        --
  Borrowings from unsecured credit facilities...............        --         --     25,000
                                                              --------   --------   --------
        NET CASH PROVIDED BY (USED IN) FINANCING
        ACTIVITIES..........................................   (21,280)    74,396    (81,468)
                                                              --------   --------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................    (8,890)    (8,484)    (1,918)
Cash and cash equivalents at beginning of year..............    25,164     33,648     35,566
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $ 16,274   $ 25,164   $ 33,648
                                                              ========   ========   ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Home Shopping Network, Inc. (the "Company" or "Home Shopping") is a holding company, the subsidiaries of which conduct the day-to-day operations of the Company's various business activities. The Company's primary business is electronic retailing conducted by Home Shopping Club, Inc. ("HSC"), a wholly-owned subsidiary of the Company.

     On December 20, 1996, the Company consummated a merger pursuant to which the Company became a subsidiary of HSN, Inc. ("HSNi"), formerly known as Silver King Communications, Inc. ("SKC"). See Note B.

     The following is a summary of the significant accounting policies of the Company consistently applied in the preparation of the accompanying consolidated financial statements.

1. CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

     Investments in which the Company owns a 20%, but not in excess of 50%, interest and where it can exercise significant control over the operations of the investee, are accounted for using the equity method. All other investments are accounted for using the cost method.

2. CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash and short-term investments. Short-term investments consist primarily of U.S. Treasury Securities, auction preferred shares, U.S. Government agencies and certificates of deposit with original maturities of less than 91 days.

3. ACCOUNTS RECEIVABLE

     Home Shopping has a sales program with a deferred payment arrangement, "FlexPay", which allows customers to charge their purchases to third party credit cards in installments, generally over three consecutive months. FlexPay receivables totaled $20,255,000 and $13,015,000 at December 31, 1996 and 1995, respectively.

4. INVENTORIES, NET

     Merchandise inventories are valued at the lower of cost or market, cost being determined using the first-in, first-out method. Cost includes freight, certain warehouse costs and other allocable overhead. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors. Inventories are presented net of an inventory carrying adjustment of $27,859,000 and $33,259,000 at December 31, 1996 and 1995, respectively.

5. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, including significant improvements, are recorded at cost. Repairs and maintenance and any gains or losses on dispositions are included in operations.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

     Depreciation and amortization are provided on a straight-line basis to allocate the cost of depreciable assets to operations over their estimated service lives as follows:

---------------------------------------------------------------------------------
                                                                 DEPRECIATION/
ASSET CATEGORY                                                AMORTIZATION PERIOD
---------------------------------------------------------------------------------
Computer and broadcast equipment............................     3 to 10 Years
Buildings...................................................    30 to 40 Years
Leasehold improvements......................................     4 to 13 Years
Furniture and other equipment...............................     3 to 10 Years

     Depreciation and amortization expense on property, plant and equipment was $14,602,000, $20,452,000 and $22,540,000 for the years ended December 31, 1996,
1995 and 1994, respectively.

     For income tax purposes, certain assets are depreciated using allowable accelerated methods which result in different depreciation amounts than would be calculated for financial statement purposes.

6. CABLE DISTRIBUTION FEES, NET

     The Company pays upfront fees for long-term cable contracts for carriage of the Company's programming. These fees are amortized to expense on a straight-line basis over the terms of the respective contracts, with original terms from 5 to 15 years. Amortization expense for cable distribution fees for the years ended December 31, 1996, 1995 and 1994 was $17,095,000, $12,692,000
and $3,893,000, respectively. Accumulated amortization as of December 31, 1996 and 1995 was $33,680,000 and $16,585,000, respectively.

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

7. NET SALES

     Revenues include merchandise sales and are reduced by incentive discounts and sales returns to arrive at net sales. Revenues are recorded for credit card sales upon transaction authorization, and for check sales upon receipt of customer payment, which does not vary significantly from the time goods are shipped. The Company's sales policy allows merchandise to be returned at the customer's discretion, generally up to 30 days. Allowances for returned merchandise and other adjustments are provided based upon past experience.

8. AMORTIZATION OF OTHER NON-CURRENT ASSETS

     Amortization expense for other non-current assets was $1,786,000, $5,710,000 and $2,633,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in amortization expense during 1995 was related to the write-off of name lists for Ortho-Vent, Inc. ("Ortho-Vent"), a mail order subsidiary, the assets of which were sold in 1995. See Note H.

     The Company no longer incurs costs in connection with mailing lists developed for the Company's direct response advertising. Direct response advertising costs included in amortization expense for the year ended December 31, 1995 was $3,868,000, which included the write-off of all previously capitalized amounts. The amortization expense related to direct response advertising was $1,982,000 for the year ended December 31, 1994. All non-direct response advertising is expensed in the period incurred.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

9. INCOME TAXES

     Under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

10. STOCK-BASED COMPENSATION

     While the Company would have been subject to the disclosure requirements of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", and would have elected the disclosure only requirements as a result of the merger discussed in Note B, options to acquire shares of the Company's common stock are no longer outstanding. Accordingly, this presentation has been excluded.

11. ACCOUNTING ESTIMATES

     Management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with generally accepted accounting principles. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net income during any period. Actual results could differ from those estimates.

     Significant estimates underlying the accompanying consolidated financial statements and notes include the inventory carrying adjustment, sales return accrual, allowance for doubtful accounts, recoverability of long lived assets, and other various operating allowances and accruals.

12. RECLASSIFICATIONS

     The Company changed the classification of shipping and handling revenues from a component of net sales to an offset of the related fulfillment costs incurred by the Company and recorded in cost of sales. As such, this and certain other amounts in the prior years' consolidated financial statements have been reclassified to conform to the 1996 presentation.

NOTE B -- MERGER

     On August 25, 1996, the Company entered into an Agreement and Plan of Exchange and Merger (the "Home Shopping Merger Agreement") with HSNi, a newly formed subsidiary of HSNi ("Merger Sub") and Liberty HSN, Inc. ("Liberty HSN"). On December 20, 1996, pursuant to the Home Shopping Merger Agreement, the Merger Sub was merged with and into the Company (the "Home Shopping Merger") and the Company became a subsidiary of HSNi. Pursuant to the Home Shopping Merger, each share of Home Shopping common stock ("Home Shopping Common Stock") issued and outstanding immediately prior to the Home Shopping Merger (except for certain shares which were cancelled) was converted into the right to receive .45 of a share (the "Common Conversion Ratio") of HSNi common stock ("HSNi Common Stock"), and each share of Home Shopping Class B common stock ("Home Shopping Class B Common Stock") issued and outstanding immediately prior to the Home Shopping Merger (except for certain shares which were cancelled) was converted into the right to receive .54 of a share (the "Class B Conversion Ratio") of HSNi Class B common stock ("HSNi Class B Common Stock" and, together with the HSNi Common Stock, the "HSNi Securities"), a portion of which with respect to 4,799,540 shares of Home Shopping Class B Common Stock were not issued at the time of the Home Shopping Merger but are instead represented by HSNi's contractual obligation to issue to Liberty HSN such shares upon the occurrence of certain events

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

(such contractual right, the "Contingent Rights" and such underlying shares, the "Contingent Rights Shares"). Each outstanding option to acquire or conversion right to receive Home Shopping Common Stock was assumed by HSNi and converted into an option to acquire or a conversion right to receive HSNi Common Stock at a conversion rate equal to the Common Conversion Ratio.

     Liberty HSN is an indirect, wholly-owned subsidiary of Liberty Media Corporation ("Liberty"), which, in turn, is a wholly owned subsidiary of Tele-Communications, Inc. ("TCI"). Prior to the Home Shopping Merger, TCI, through Liberty and Liberty HSN, maintained voting control over the Company. Immediately prior to the Home Shopping Merger, Liberty HSN exchanged all of its 17,566,712 shares of Home Shopping Common Stock and 739,141 shares of Home Shopping Class B Common Stock, for an equal number of shares of common stock and class B common stock, respectively, of Merger Sub. As a result of the Home Shopping Merger, Liberty HSN's shares of common stock and class B common stock of Merger Sub were converted into shares of Home Shopping Common Stock and Home Shopping Class B Common Stock, respectively. Home Shopping was the surviving corporation in the Home Shopping Merger.

     Upon consummation of the Home Shopping Merger, and because the Home Shopping Class B Common Stock is entitled to ten votes per share on matters on which both classes of common stock vote together as a single class, HSNi owned 80.1% of the equity and 90.8% of the voting power of the Company, and Liberty HSN owned 19.9% of the equity and 9.2% of the voting power of the Company.

     After the Home Shopping Merger, pursuant to an exchange agreement, dated as of December 20, 1996, between HSNi and Liberty HSN (the "Exchange Agreement"), at such time from time to time as Liberty HSN or its permitted transferee may be allowed under applicable Federal Communications Commission ("FCC") regulations to hold additional shares of HSNi stock, Liberty HSN or its permitted transferee will exchange its Home Shopping Common Stock and its Home Shopping Class B Common Stock for shares of HSNi Common Stock and HSNi Class B Common Stock, respectively, at the applicable conversion ratio. Liberty HSN, however, is obligated to effect such exchange only after all of the Contingent Rights Shares have been issued, subject to certain exceptions. Upon completion of such exchange, the Company will become a wholly owned subsidiary of HSNi.

     The Home Shopping Merger does not result in a change in accounting basis of the net assets of the Company as presented in its December 31, 1996 balance sheet.

NOTE C -- LONG-TERM INVESTMENTS

     Investments accounted for under the equity method include the following:

     On October 10, 1996, the Company, Quelle Schickedanz AG & Co. ("Quelle"), Thomas Kirch ("Kirch") and Dr. Georg Kofler ("Kofler") entered into a binding Memorandum of Understanding in connection with their joint participation in Home Order Television GmbH & Co. ("HOT"), Germany's first television shopping network. Definitive documents were executed during January 1997. The Company purchased a 29% equity interest in HOT, and its general partner, for $15,000,000 (the "HOT Interest") from Quelle, Kirch and Kofler. The Company has paid $5,000,000 for the HOT Interest and has recorded a $10,000,000 subscription payable; $5,000,000 is expected to be paid in each of April 1997 and September 1997. The agreement contains restrictions and other provisions regarding transfers of equity interests in HOT.

     The Company's investment in HOT includes the unamortized excess goodwill of the Company's investment over its equity in net assets. This goodwill amount was $10,295,000 at December 31, 1996 and is being amortized on a straight line basis over ten years.

     On November 14, 1996, the Company and Jupiter Programming Co;. Ltd. ("JPC") entered into a subscription agreement relating to Jupiter Shop Channel Co;. Ltd. ("Shop Channel") for the primary purpose

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES of broadcasting televised shopping in Japan. The Company paid $1,770,000 for its 30% interest in Shop Channel. The remaining 70% interest is held by JPC.

     Through December 31, 1996, the Company's equity in losses of affiliates was $5,664,000 and is included in other income (expense). The Company has certain ongoing funding obligations as discussed in Note F.

     Investments accounted for under the cost method include the following:

     In July 1995, the Company paid $4,000,000 for a 20% interest in Body by Jake Enterprises, L.L.C. ("BBJ"). Simultaneously, the Company entered into a long-term joint marketing agreement with BBJ to provide for the sale and promotion of merchandise.

     The Company has a $10,000,000 investment consisting of 100,000 shares of Series A non-voting preferred stock, $.01 par value, with a liquidation preference of $100 per share, in The National Registry Inc. ("NRI"). This investment is convertible into 6,336,154 shares of NRI common stock at the Company's option; however, conversion to common stock is automatic in the event that cumulative gross revenues for NRI reach $15,000,000.

     The Company does not have the ability to exercise significant influence over the operating or financial activities of BBJ or NRI.

NOTE D -- LONG-TERM OBLIGATIONS AND CREDIT FACILITIES

--------------------------------------------------------------------------------
                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1995
--------------------------------------------------------------------------------
                                                                (In thousands)
Unsecured $100,000,000 Convertible Subordinated Debentures
  ("the Debentures") due March 1, 2006, bearing interest at
  5 7/8%, convertible into shares of HSNi Common Stock at
  anytime after May 1, 1996, at a conversion price of $26.67 per share. The Debentures were sold March 1, 1996, with
  net proceeds received of $97,200,000......................  $97,374   $     --
Secured $150,000,000 Revolving Credit Facility, with a
  $25,000,000 sub-limit for import letters of credit,
  entered into on August 2, 1996, ("New Facility") which
  expires August 2, 1999. Borrowings can be used for general corporate purposes. The interest rate on borrowings is
  tied to (i) the prime rate or (ii) the London Interbank
  Offered Rate ("LIBOR"), plus an applicable margin. The
  interest rate on borrowings ranged from 6.31% to 8.25%....       --         --
Secured $150,000,000 Revolving Credit Facility as amended
  February 13, 1996, ("Credit Facility") which was due to
  expire April 1, 1997 (unsecured prior to September 28,
  1995). Borrowings can be used for general corporate
  purposes. The interest rate on borrowings is tied to (i)
  the prime rate or (ii) LIBOR, plus an applicable margin.
  The interest rate on borrowings ranged from 7.88% to
  9.13%.....................................................       --    135,000
Unsecured 7.5% note, plus accrued interest, payable to
  related parties, in connection with the business
  acquisition of the Internet Shopping Network, Inc., due on
  September 1, 1996.........................................       --      1,325
Other long-term obligations.................................      810      1,040
                                                              -------   --------
Total long-term obligations.................................   98,184    137,365
Less current maturities.....................................      250      1,555
                                                              -------   --------
Long-term obligations, net of current maturities............  $97,934   $135,810
                                                              =======   ========

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

     Aggregate contractual maturities of long-term obligations are as follows:

----------------------------------------------------------------------------
                        YEARS ENDING
                        DECEMBER 31,
----------------------------------------------------------------------------
                                                              (In thousands)
1997........................................................     $    250
1998........................................................          270
1999........................................................          290
2000........................................................           --
2001........................................................           --
Thereafter..................................................      100,000
                                                                 --------
                                                                 $100,810
                                                                 ========

     The Debentures are redeemable by the Company for cash at any time on or after March 1, 1998, at specified redemption prices, plus accrued interest, except that prior to March 1, 1999, the Debentures may not be redeemed unless the closing price of common stock equals or exceeds 140% of the conversion price per share, or $37.33, for a specified period of time. The Debentures are subordinated to all existing and future senior debt of the Company. In connection with the Home Shopping Merger, HSNi became a joint and several obligor with respect to the Debentures.

     The New Facility, which replaced the Credit Facility, expires on August 2, 1999, and like the Credit Facility is secured by the stock of HSC and HSN Realty, Inc. At December 31, 1996, there were no outstanding borrowings under the New Facility and $138,045,000 was available for borrowing after taking into account outstanding letters of credit. Under the New Facility, the interest rate on borrowings is generally tied to the LIBOR plus an applicable margin. The Company was in compliance with all covenants contained in the New Facility as of December 31, 1996.

     Restrictions contained in the New Facility include, but are not limited to, limitations on the encumbrance and disposition of assets, certain restrictions on repurchases of the Company's common stock and the maintenance of various financial covenants and ratios.

     During the year ended December 31, 1994, the Company recognized extraordinary losses on the early extinguishment of $85,000,000 of its long-term obligations.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE E -- INCOME TAXES

     A reconciliation of total income tax expense (benefit) to the amounts computed by applying the statutory federal income tax rate to earnings (loss) before income tax expense (benefit) and extraordinary item is shown as follows:

-------------------------------------------------------------------------------------
                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1996       1995      1994
-------------------------------------------------------------------------------------
                                                                (In thousands)
Income tax expense (benefit) at the federal statutory
  rate of 35%..........................................  $11,641   $(33,322)  $10,682
Amortization of goodwill and interest on adjustments
  proposed by the Internal Revenue Service ("IRS").....      612      1,629     2,145
State income tax expense (benefit), net of effect of
  federal taxes........................................    1,209     (1,778)      803
Executive compensation in excess of $1,000,000.........       --       (688)       --
Sale of wholly-owned subsidiary........................       --         --      (920)
Other, net.............................................     (821)       837       109
                                                         -------   --------   -------
                                                         $12,641   $(33,322)  $12,819
                                                         =======   ========   =======

     The components of income tax expense (benefit) attributable to operations are as follows:

-------------------------------------------------------------------------------------
                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1996       1995      1994
-------------------------------------------------------------------------------------
                                                                (In thousands)
CURRENT INCOME TAXES:
Federal................................................  $(8,703)  $ (1,023)  $ 6,586
State..................................................      669         11       584
                                                         -------   --------   -------
                                                          (8,034)    (1,012)    7,170
                                                         -------   --------   -------
DEFERRED INCOME TAXES:
Net operating loss carry over..........................   21,928    (23,489)       --
Depreciation for tax in excess of (less than) financial
  statements...........................................     (552)    (2,207)      683
Amortization of acquired intangible assets.............       --         --    (1,622)
Provision for accrued liabilities......................      (83)    (1,407)      956
Inventory costing......................................      545     (4,421)    1,330
Litigation settlements.................................    1,518      1,859       542
Deferred compensation..................................     (464)       662       275
State income taxes.....................................      775     (1,786)      325
Provision for uncollectible amounts....................     (214)        (6)    2,585
Amortization of cable distribution fees................   (2,748)    (1,775)     (530)
Valuation allowance....................................      506        240       116
Other, net.............................................     (536)        20       989
                                                         -------   --------   -------
                                                          20,675    (32,310)    5,649
                                                         -------   --------   -------
                                                         $12,641   $(33,322)  $12,819
                                                         =======   ========   =======

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

-------------------------------------------------------------------------------
                                                                DECEMBER 31,
                                                              -----------------
                                                               1996      1995
-------------------------------------------------------------------------------
                                                                (In thousands)
CURRENT
Deferred tax assets:
  Inventory costing.........................................  $ 9,794   $10,339
  Provision for accrued liabilities.........................    5,265     5,182
  Sales returns.............................................    4,087     3,794
  Provision for uncollectible amounts.......................      828       614
  Deferred compensation.....................................    1,627     1,163
  Charitable contribution carryover.........................      744       714
  Other.....................................................      957     2,678
                                                              -------   -------
          Net current deferred tax assets...................  $23,302   $24,484
                                                              =======   =======
NON-CURRENT
Deferred tax assets:
  Net operating loss carry over.............................  $ 1,561   $23,489
  State income taxes........................................    1,644     2,419
  Cable distribution fees...................................    5,053     2,305
  Equity income on non-consolidated entities................      432        --
  Other.....................................................    1,557     1,759
                                                              -------   -------
                                                               10,247    29,972
  Less valuation allowance..................................   (1,741)   (1,235)
                                                              -------   -------
                                                                8,506    28,737
Deferred tax liabilities:
  Depreciation for tax in excess of financial statements....   (4,857)   (5,409)
  Other.....................................................       --      (186)
                                                              -------   -------
          Net non-current deferred tax assets...............  $ 3,649   $23,142
                                                              =======   =======

     During 1995, the Company incurred a tax net operating loss ("NOL") of $72,849,000. During 1996, the Company filed to carry back a portion of the NOL to prior years and claim refunds of $13,999,000, including a refund of $11,232,000 relating to losses carried back to the year ended August 31, 1986 (the "1986 Carry back"). The 1986 Carry back is based upon an area of tax law without substantial legal precedent or guidance and, accordingly, the IRS may challenge the Company's entitlement to this claim. The Company intends to defend its right to this claim but can give no assurance as to the ultimate resolution. If the 1986 Carry back is disallowed, in whole or in part, the Company will be required to repay any disallowed portion of the $11,232,000 plus interest to the IRS and the disallowed portion of the 1986 Carry back will be subject to the normal NOL carry forward rules. The remaining amount of NOL carry forward will be utilized in the Company's final consolidated tax return for the period from January 1, 1996 to December 20, 1996. The short taxable year, from December 21, 1996 to December 31,1996, created by the Merger, discussed in Note B, resulted in a NOL carry forward of $4,500,000 which will expire in 2010.

     During 1994, the IRS completed its examination of the Company's federal income tax returns for fiscal years 1986 through 1989 and proposed various adjustments. The Company paid the assessments, totaling $15,000,000 including interest, to settle all of the outstanding issues with the exception of royalty payments made to a then related party for all taxable periods through August 31, 1989. In addition, the payment covered all of the agreed upon issues through August 31, 1993. The IRS issued a Statutory Notice of Deficiency

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES disallowing claims related to the royalty payments issue and the Company paid assessments, totaling $4,600,000 including interest. All assessments were accrued in years prior to 1994. In 1996, the Company filed amended federal income tax returns to claim deductions for the amounts disallowed by the IRS for these royalty payments. The Company continues to maintain that it has meritorious positions regarding the deductibility of these payments and will vigorously defend this claim if disallowed by the IRS.

     In 1995, the IRS completed its examination of the Company's federal income tax returns for fiscal years 1990 and 1991, and proposed adjustments resulting in income tax and interest deficiencies of $4,200,000, primarily related to the corresponding royalty payments made in those years. On October 31, 1995, the Company and the IRS agreed to settle all of the outstanding issues, except the royalty payments issue, and the Company paid the resulting assessment of $1,100,000, including interest. These assessments had been accrued in years prior to 1994. The Company has not yet received a Statutory Notice of Deficiency relating to the royalty payments issue. The Company will protest such assessment if received.

     The Company's federal income tax returns for fiscal years 1992, 1993, and 1994 are currently under examination by the IRS. During 1992, the Company made a settlement payment pertaining to two class action suits filed for alleged violations of Section 10(b) of the Securities Exchange Act of 1934. The IRS has proposed an adjustment to disallow this expense. The Company intends to vigorously defend this deduction. As in previous years, the IRS also proposed an adjustment to disallow the royalty payments made in these years. The Company has made adequate provision for these issues. Other than those discussed above, no other proposed material adjustments to such years have been made.

NOTE F -- COMMITMENTS AND CONTINGENCIES

     The Company leases satellite transponders, computers, warehouse and office space used in connection with its operations under various operating leases.

     Future minimum payments under non-cancellable operating leases are as follows:

------------------------------------------------------------------------------
YEARS ENDING
DECEMBER 31,
------------------------------------------------------------------------------
                                                                (In thousands)
1997........................................................       $12,014
1998........................................................         6,750
1999........................................................         5,840
2000........................................................         5,768
2001........................................................         7,535
Thereafter..................................................        23,877
                                                                   -------
                                                                   $61,784
                                                                   =======

     Rent and lease expense charged to operations was $14,184,000, $13,263,000, and $13,978,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     During June 1995, in connection with the restructuring of its programming, the Company discontinued use of a satellite transponder which is under a non-cancellable operating lease calling for monthly payments ranging from $140,000 to $150,000 through December 2006. The satellite transponder has been subleased. The sublease which began on December 1, 1996, for a term of ten years with an option to cancel after four years, is $165,000 monthly.

     On December 28, 1992, HSC entered into affiliation agreements with SKC which provide for SKC's broadcast television stations to air HSC programming on a full-time basis. HSC pays an affiliation fee to SKC based on hourly rates and, upon reaching certain sales levels, commissions on net sales. Expense related to affiliation agreements with SKC for the years ended December 31, 1996, 1995 and 1994 was $41,624,000, $41,332,000 and $42,415,000, respectively. For the years ended December 31, 1995 and 1994, $778,000 and $1,865,000, respectively, represents commissions to Silver King and were excluded from the Company's

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES expenses for the year ended December 31, 1996 were. In connection with the Merger, it was agreed that no commissions would be paid for 1996 and all amounts previously accrued by the Company were reversed in the fourth quarter of 1996.

     In November 1995, the Company entered into a four-year employment agreement with the Company's President, which is automatically renewable for successive one-year terms unless either party provides at least 180 days written notice. The employment agreement provides for an annual base salary of not less than $500,000, a minimum guaranteed bonus of $150,000 per year, other incentive based bonuses, if earned, and a $1,000,000 loan, evidenced by a note, bearing interest at 5.0% per annum, with only interest payable monthly. The loan is for the purchase or renovation of a residence and is secured by this property. The note, which was drawn in 1996, will be due upon the first anniversary of the termination of the President's employment. The employment agreement also provides options to purchase 2,500,000 shares of the Company's common stock at $8.50 per share which are now converted into options to purchase 1,125,000 shares of HSNi common stock at $18.89 per share. These options were granted under the terms of the 1996 Stock Option Plan for Employees ("1996 Employee Plan"). See Note K.

     The Company has also entered into additional employment agreements with key employees that have terms that range from two to four years. Termination of these agreements by the Company other than for cause generally will result in payment of the employee's annual base salary that would have been payable had employment continued until the expiration of the agreement.

     Future minimum payments under key employment agreements are as follows:

----------------------------------------------------------------------------
YEARS ENDING
DECEMBER 31,
----------------------------------------------------------------------------
                                                              (In thousands)
1997........................................................      $1,343
1998........................................................       1,268
1999........................................................         502
2000........................................................         235
                                                                  ------
                                                                  $3,348
                                                                  ======

     The Company has entered into an amended five year agreement for inbound 800 service usage with MCI Telecommunications Corporation ("MCI") ending in August 2000 which requires minimum annual payments of $9,600,000 based on usage. If the Company terminates the agreement for reasons other than cause, payment of 50% of the aggregate of the minimum amounts for the remainder of the unexpired term will be due 30 days after the termination. The Company's payments to MCI for such services during the years ended December 31, 1996 and 1995 exceeded the above mentioned minimum.

     In addition, the Company has entered into an agreement with MCI covering equipment maintenance for a term from April 1996 through April 2001, requiring minimum annual payments of $2,676,000. Upon payment of $13,380,000, under the terms of the contract, the Company is no longer required to pay any fees for these services. The Company receives a credit for any annual fees over $3,211,000. Management expects annual payments under this contract to exceed the minimum requirements.

     The Company is required to provide funding, from time to time, for operations of Shop Channel and HOT. Future contributions to Shop Channel, amounting to $8,657,000 in the next two years, are based upon estimated shareholder contributions set forth in the initial business plan of the venture. Future contributions to HOT, in addition to the subscribed amounts, are limited as set forth in the agreement to $11,392,000 over the term of the partnership. No payments were made under these funding requirements for the year ended December 31, 1996. The amounts shown above were translated from the respective foreign currency using conversion rates in effect at December 31, 1996.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE G -- STOCKHOLDERS' EQUITY

     Prior to the Home Shopping Merger, as discussed in Note B, the holders of both classes of the Company's common stock were entitled to receive ratably such dividends, if any, declared by the Board of Directors out of funds legally available for the payment of dividends. In the event of the liquidation, dissolution or winding up of the Company, the holders of both classes of the Company's common stock would have been entitled to share ratably in all assets of the Company remaining after provision for payment of liabilities. Shares of Home Shopping Class B Common Stock were convertible at the option of the sole holder, Liberty HSN, into shares of Home Shopping Common Stock on a share-for-share basis. In the event of conversion, Home Shopping Class B Common Stock so converted would be retired and not subject to reissue.

     The holder of the Home Shopping Class B Common Stock voted together with the holders of Home Shopping Common Stock on all matters submitted to stockholders, except that it had no vote with the respect to the election of 25% of the Board of Directors. The holder of the Home Shopping Class B Common Stock was entitled to cast ten votes per share on all other matters.

     As of December 31, 1996, Liberty HSN was the beneficial owner of 19.9% of the equity and 9.2% of the voting power of the Company.

     In connection with the Home Shopping Merger, 6,986,000 treasury shares were cancelled. See Note B for discussion of other outstanding common stock and outstanding Class B Common Stock.

NOTE H -- OTHER CHARGES

     During 1996 and 1995, the Company recorded total net pre-tax special charges of $2,194,000 and $42,340,000 respectively, as detailed below.

     The $2,600,000 of other charges in 1996 related to work force reductions and certain other expenses associated with the closings of three outlet stores and one fulfillment center.

     During 1995, in connection with new management's sales and merchandising philosophy, an overall analysis of the Company's inventory was conducted and it was determined that certain merchandise was not compatible with this new philosophy. As a result, such merchandise was liquidated through means other than the Company's normal retailing channels. Accordingly, management increased the Company's inventory carrying adjustment by $12,077,000 to $33,259,000 at December 31, 1995, to reflect the net realizable value of the Company's inventory.

     During 1995, the Company recorded $11,893,000 in other charges. These consisted of severance pay of $3,978,000 related to a reduction in work force, $4,800,000 of payments to certain executives as provided for under their employment agreements in connection with the termination of their employment and the write-off of certain equipment maintenance and contractual fees totaling $1,812,000 related to service contracts which the Company no longer utilizes. In addition, the Company recorded a write-down of inventory totaling $1,303,000 to net realizable value based on the disposition of Ortho-Vent's assets. An additional $2,400,000, related to name lists of Ortho-Vent were written off and included in depreciation and amortization in 1995.

     During 1995, the Company recorded charges of $4,114,000 covering employee and other costs related to the closing of its fulfillment center in Reno, Nevada. The facility was closed by June 30, 1995. During the years ended December 31, 1996 and 1995, payments totaling $800,000 and $1,214,000 respectively, were made related to this charge leaving $2,100,000 accrued for future charges at December 31, 1996.

     Interest expense in 1995 included $773,000 of bank fees related to the Credit Facility which were amortized based on the Company's intent to seek refinancing of this debt prior to its contractual maturity. For the year ended December 31, 1996, miscellaneous expense included $1,699,000 related to the write-down of

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES fulfillment center equipment. Miscellaneous expense in 1995 included the write-down of computer equipment no longer in use with a net book value of $4,700,000.

     Estimated costs related to pending and settled litigation for the year ended December 31, 1995 totaled $6,383,000. In 1996, actual settlement costs related to the pending matters were less than the original estimate, resulting in a credit of $2,105,000.

NOTE I -- LITIGATION

     The Company is involved in various lawsuits including certain class action lawsuits initiated in connection with the Home Shopping Merger, either as plaintiff or defendant. In the opinion of management, the ultimate outcome of these various lawsuits should not have a material impact on the Company's liquidity, results of operations or financial condition.

NOTE J -- EMPLOYEE BENEFIT PLANS

     The Company offers a plan pursuant to Section 401(k) of the Internal Revenue Code covering substantially all full-time employees. Matching employer contributions are set at the discretion of the Board of Directors. The Company's contributions for the years ended December 31, 1996, 1995 and 1994 were $707,000, $864,000, and $824,000, respectively.

     On December 28, 1994, the Board of Directors adopted the Home Shopping Network, Inc. Employee Equity Participation Plan (the "Equity Plan"), effective December 31, 1994. In January 1996, the Company received a favorable determination letter stating that the Equity Plan is a qualified plan for IRS purposes. The Equity Plan covers all employees who have completed one year of service, at least 1,000 hours of service during that year, are at least 21 years of age, are not highly compensated, and do not hold options to purchase shares of Home Shopping Common Stock.

     The Company contributed $5,000,000 which was used to purchase a total of 499,000 shares of Home Shopping Common Stock in 1994 and 1995 to fund the Equity Plan. Employees who met the eligibility requirements on December 31, 1994 and June 30, 1995, will receive grants under the Equity Plan. The stock vests ratably at 20% a year with the first vesting being effective as of the calendar year in which the eligible employee has worked at least 1,000 hours. The Board of Directors have not made the decision regarding any additional grants for any period subsequent to June 30, 1995.

     The Home Shopping Common Stock when purchased was recorded as unearned compensation. For the years ended December 31, 1996, 1995, and 1994, $1,020,000, $1,020,000 and $810,000, respectively, has been charged to expense based on the shares authorized for granting and the vesting schedule discussed above. The fair market value of the shares which were unvested and as yet not authorized for grants at December 31, 1996 is $805,000. Any future contributions to the Equity Plan will be subject to the Board of Directors' approval.

NOTE K -- STOCK OPTIONS AND AWARDS

     The options granted by the Company prior to the Home Shopping Merger with HSNi, discussed in Note B, were converted at the date of the Home Shopping Merger to options in HSNi. However, certain expenses and proceeds related to the granting and exercise of options prior to the Home Shopping Merger are reflected in the income or loss for the years ended December 31, 1996, 1995 and 1994.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

     The Company has granted options to purchase of Home Shopping Common Stock under option plans as follows (which outstanding options were converted in the Home Shopping Merger to options to purchase shares of HSNi Common Stock):

     The Board of Directors authorized the issuance of a total of 18,700,000 shares for the 1996 Employee Plan and the 1996 Stock Option Plan for Directors ("1996 Director Plan").

     The 1996 Employee Plan provided for the grant of options to purchase Home Shopping Common Stock at fair market value, subject to the discretion of the Compensation/Benefits Committee of the Board of Directors, as of the date of the grant. The options vest annually and equally over five years, unless otherwise specified by the Compensation/Benefits Committee of the Board of Directors, beginning one year from the date of grant, and expire ten years from the date of the grant.

     The 1996 Director Plan provided for issuance of options to outside directors. Options for 5,000 shares of Home Shopping Common Stock are automatically granted upon appointment to the Board of Directors, and options for an additional 5,000 shares are granted annually thereafter. Options provide for purchase at fair market value on the date of the grant, vest over three years, and expire five years from the date of vesting.

     The 1987 Cable Operators Stock Option Plan, as amended, provided for the issuance of options to purchase Home Shopping Common Stock at or above the fair market value at the date of grant in exchange for entering into affiliation agreements to carry the Company's programming for up to seven years. All outstanding options were exercised or cancelled on or before June 1, 1994. The price of these options ranged between $5.56 and $6.49.

     The 1986 Stock Option Plan for Employees, as amended, provided for the grant of options to purchase Home Shopping Common Stock at the fair market value at the date of grant. The options generally vest annually and equally over five years beginning one year from the date of grant, and expire ten years from the date of grant.

     The 1986 Stock Option Plan for Outside Directors, as amended, provided for the grant of options to purchase Home Shopping Common Stock at fair market value as of the date of grant. The options vest equally over two years beginning on the date of grant and expire five years from the date of vesting. During 1992, the Board of Directors and shareholders approved certain amendments to the plan. The amendments provide for additional option grants after five years of service and, in addition, the number of shares of Home Shopping Common Stock subject to option under the plan was increased to 1,630,000 shares.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

     A summary of changes in outstanding options under the stock option plans is as follows:

----------------------------------------------------------------------------------------------------------
                                                       STOCK OPTION PLANS
                       -----------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
                                                        1986                                 1996
                                   -----------------------------------------------   ---------------------
                                         EMPLOYEES            OUTSIDE DIRECTORS            EMPLOYEES
                         CABLE     ----------------------   ----------------------   ---------------------
                       OPERATORS                PRICE                    PRICE                    PRICE
                        OPTIONS    OPTIONS      RANGE       OPTIONS      RANGE       OPTIONS      RANGE
----------------------------------------------------------------------------------------------------------
                                               (In thousands, except price range)
Total authorized.....   27,500     10,000              --    1,630              --   18,685             --
                        ======     ======                    =====                   ======
Outstanding --
  December 31,
  1993...............      545      2,101    $ 3.25-14.63      210    $ 5.45-14.75       --             --
  Granted............       --      3,316    $10.25-12.25       --              --       --             --
  Exercised..........     (336)      (335)   $ 3.71- 9.88      (30)   $       5.45       --             --
  Cancelled..........     (209)      (419)   $ 4.41-14.63       --              --       --             --
                        ------     ------                    -----                   ------
Outstanding --
  December 31,
  1994...............       --      4,663    $ 3.25-14.63      180    $      14.75       --             --
                        ------     ------                    -----                   ------
  Granted............       --        195    $ 6.75- 9.00       90    $      10.38   15,950    $      8.50
  Exercised..........       --       (165)   $ 3.25- 8.50       --              --       --             --
  Cancelled..........       --       (755)   $ 4.41-14.63       --              --       --             --
                        ------     ------                    -----                   ------
Outstanding --
  December 31,
  1995...............       --      3,938    $ 3.25-14.63      270    $10.38-14.75   15,950    $      8.50
                        ------     ------                    -----                   ------
  Granted............       --        122    $ 6.38-11.13       --              --      420    $9.63-14.38
  Exercised..........       --     (1,647)   $ 3.71-11.75       --              --       --             --
  Cancelled..........       --       (678)   $ 4.41-12.38     (180)   $10.38-14.75     (100)   $      8.50
                        ------     ------                    -----                   ------
Outstanding --
  December 20,
  1996...............       --      1,735    $ 3.25-14.63       90    $      14.75   16,270    $8.50-14.38
                        ======     ======                    =====                   ======
Options exercisable..       --      1,112    $ 3.25-14.63       90    $      14.75    3,960    $      8.50
                        ======     ======                    =====                   ======
Available for grant..       --         --                       --                    2,415
                        ======     ======                    =====                   ======

---------------------  -------------------------------
                             STOCK OPTION PLANS
                       -------------------------------
---------------------  -------------------------------
                               1996
                       ---------------------
                         OUTSIDE DIRECTORS
                       ---------------------
                                    PRICE       TOTAL
                       OPTIONS      RANGE      OPTIONS
---------------------  -------------------------------

Total authorized.....     15               --   57,830
                       =====                    ======
Outstanding --
  December 31,
  1993...............     --               --    2,856
  Granted............     --               --    3,316
  Exercised..........     --               --     (701)
  Cancelled..........     --               --     (628)
                       -----                    ------
Outstanding --
  December 31,
  1994...............     --               --    4,843
                          --                    ------
  Granted............     --               --    16,235
  Exercised..........     --               --     (165)
  Cancelled..........     --               --     (755)
                       -----                    ------
Outstanding --
  December 31,
  1995...............     --               --   20,158
                          --                    ------
  Granted............     15      $9.63-11.50      557
  Exercised..........     --               --   (1,647)
  Cancelled..........     --               --     (958)
                       -----                    ------
Outstanding --
  December 20,
  1996...............     15      $9.63-11.50   18,110
                       =====                    ======
Options exercisable..      5      $9.63-11.50    5,167
                       =====                    ======
Available for grant..     --                     2,415
                       =====                    ======

     As a result of the Home Shopping Merger, as discussed in Note B, all options outstanding at December 20, 1996 to purchase Home Shopping Common Stock were converted into options to purchase shares of HSNi at the appropriate conversion ratio.

     In October 1990, the Company adopted the 1990 Executive Stock Award Program (the "Program") pursuant to which 2,990,000 shares of Home Shopping Common Stock were granted to certain key employees and consultants. The Program was funded exclusively by the contribution of shares of Home Shopping Common Stock owned by a former Chairman of the Board of Directors and a former President of the Company. The Company did not issue any additional shares of stock in connection with the Program. The shares granted under the Program were distributed in five equal annual installments commencing one year from the grant date. Participants in the Program are entitled to receive dividends, if declared, on their unvested shares and certain officers are entitled to voting rights with respect to their unvested shares. Forfeitures are reissued at the discretion of the Compensation/Benefits Committee of the Board of Directors. Such shares were converted in the Home Shopping Merger into the right to receive a total of 1,305,000 shares of HSNi Common Stock.

     Under this Program and another award of stock, the amount amortized and expensed relating to the compensation earned was $207,000, $795,000 and $2,047,000, for the years ended December 31, 1996, 1995 and 1994, respectively.

     In 1993, the former President and Chief Executive Officer of Home Shopping received SAR's with respect to 984,876 shares of Home Shopping Common Stock at an exercise price of $8.25 per share. The

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

SAR's vested upon termination of his employment and were exercised during September 1995, at $10.13 per share.

NOTE L -- RELATED PARTY TRANSACTIONS

     Currently, the Company is involved in several agreements with related parties and has made payments to or received payment from those related parties as follows:

     The Company has a 30% equity interest in Shop Channel, an entity in which TCI, through its wholly-owned subsidiary, Liberty HSN, has an indirect ownership interest. In the ordinary course of business, the Company has sold $660,000 of inventory to Shop Channel and recorded a receivable of $730,000 for those sales and other services at December 31, 1996. The Company's net investment in Shop Channel at December 31, 1996 was $536,000.

     On September 16, 1996, the Company made a $1,000,000 loan, secured by a mortgage, to its President and Chief Executive Officer evidenced by a note bearing interest at 5.0% per annum. Interest only is payable monthly and the principal is due upon the first anniversary of the termination of the President's employment.

     During April 1996, the Company sold a majority of its interest in HSND to a company under the control of TCI. See Note O-1.

     Effective August 25, 1995, the Chairman and Chief Executive Officer of HSNi was appointed to the Company's Board of Directors and was appointed Chairman of the Company's Board of Directors effective November 27, 1995. The Company has affiliation agreements with Silver King for which the Company expensed $41,624,000 and $41,332,000 in 1996 and 1995, respectively. See Note F.

     HSC has entered into affiliation agreements with cable operators which are wholly or partially owned by TCI. In addition, certain officers of Liberty HSN and TCI served on the Company's Board of Directors through December 20, 1996. The managing general partner of certain cable systems which carry the Company's programming, was appointed to Home Shopping's Board of Directors in July 1993. TCI also has an ownership interest in these cable systems. Payments to the above related parties for cable commissions and advertising were $7,872,000, $7,150,000 and $7,269,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Cable distribution fees paid to related parties were $4,032,000, $28,715,000 and $8,673,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Additional commitments for cable distribution fees to related parties totaled $7,446,000 and $1,630,000 at December 31, 1996 and 1995. In addition, the Company received $212,000 and $896,000 in payments for rental of a satellite transponder during the years ended December 31, 1996 and 1995, respectively, from a wholly-owned subsidiary of TCI.

     As of December 31, 1996, Silver King owned a 33.4% membership interest in Blackstar. The Company currently maintains broadcast affiliation agreements with stations WBSF-TV, Melbourne, Florida; KBSP-TV, Salem, Oregon; and WBSX-TV, Ann Arbor, Michigan of which Blackstar is the parent company. Since December 19, 1996, the Chairman and Chief Executive Officer of Blackstar has served on the Board of Directors of HSNi. During 1996, the Company paid Blackstar approximately $4,737,000 in affiliation payments relating to those stations.

     On April 28, 1992, the Company purchased 100,000 shares of Series A Preferred Stock of NRI. Home Shopping provided office space to NRI beginning in 1993. The Company charged NRI $68,000, $68,000 and $65,000, respectively, for rent during the years ended December 31, 1996, 1995 and 1994. The Chairman and Chief Executive Officer of NRI was a member of the Board of Directors of the Company from April 1992 until March 1996. At December 31, 1996, one of the Company's executive officers served as a director of NRI.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE M. -- CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flow information:

-----------------------------------------------------------------------------------------
                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1996      1995      1994
-----------------------------------------------------------------------------------------
                                                                    (In thousands)
CASH PAID DURING THE PERIOD FOR:
  Interest..................................................  $ 9,118   $ 6,896   $ 5,899
  Income taxes..............................................    1,017     1,707    25,922
CASH RECEIVED FOR:
  Income tax refund.........................................   14,648    11,258     3,492

     Supplemental information of non-cash investing and financing activities.

- During November 1996, in connection with the purchase of the HOT Interest, the Company recorded a liability of $10,000,000 for investment subscription.

- During April 1996, in connection with the sale of the Company's controlling interest in HSND, the Company recorded a note receivable of $1,000,000. See Note O-1.

- During 1995 and 1994, the Company purchased 1,335,000 and 2,545,000 shares, respectively, of treasury stock for which the Company paid $34,691,000 in 1995.

- During the year ended December 31, 1994, 559,456 shares of Home Shopping Class B Common Stock were converted into shares of Home Shopping Common Stock.

- On March 27, 1995, Precision Systems, Inc. ("PSi") repaid $2,700,000, plus accrued interest, of its $5,000,000 loan from the Company. Under an agreement between the Company and PSi, the remaining principal balance of the loan was recorded as a prepayment of future monthly software maintenance payments through December 1995.

NOTE N -- QUARTERLY RESULTS (UNAUDITED)

-------------------------------------------------------------------------------------------------
                                             QUARTER     QUARTER        QUARTER         QUARTER
                                              ENDED       ENDED          ENDED           ENDED
                                            MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
--------------------------------------------------------------------------------------------------
                                                                (In thousands)
YEAR ENDED DECEMBER 31, 1996
  Net sales(a)............................   $255,613    $243,988       $234,321        $280,783
  Gross profit............................     90,801      92,309         97,329         108,569
  Net earnings............................      2,243       4,966          7,060           6,351(b)

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------------------------
                                             QUARTER     QUARTER        QUARTER         QUARTER
                                              ENDED       ENDED          ENDED           ENDED
                                            MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
--------------------------------------------------------------------------------------------------
                                                                (In thousands)
YEAR ENDED DECEMBER 31, 1995
  Net sales(a)............................   $219,864    $221,410       $217,567        $260,955
  Gross profit............................     81,675      80,503         77,583          77,186(e)
  Net loss................................     (8,799)(c)   (9,736)      (17,701)(d)     (25,647)(f)

---------------

(a) Net sales reflects the reclassification of shipping and handling revenues from a component of net sales to an offset of the related fulfillment costs incurred and recorded in cost of sales.
(b) During the quarter ended December 31, 1996, the Company recorded other charges of $2,600,000 related to work force reduction and the closing of three outlet stores and a fulfillment center. In addition, in connection with the Home Shopping Merger, $3,433,000 of commissions related to the SKC affiliation agreements which had been accrued in 1996 by the Company were reversed during the fourth quarter of 1996.
(c) The quarter ended March 31, 1995 included $2,041,000 of other charges.
(d) During the quarter ended September 30, 1995, the Company recorded other charges of $5,427,000, litigation expense of $3,200,000, and $2,400,000 of additional depreciation and amortization.
(e) During the quarter ended December 31, 1995, cost of sales included an additional inventory carrying value adjustment of $12,077,000.
(f) The quarter ended December 31, 1995 included $8,539,000 of other charges and $8,656,000 of other expense items, including $3,183,000 of litigation expense.

     The Company believes that seasonality does impact its business but not to the same extent it impacts the retail industry in general.

NOTE O -- PRO FORMA STATEMENTS OF OPERATIONS (UNAUDITED)

1. SALE OF HSND

     During April 1996, the Company sold a majority of its interest in HSND for $5,900,000 to a company under the control of TCI. The Company received $4,900,000 in cash at closing and is due in four equal annual installments of $250,000 each, commencing on February 1, 1997. The Company will retain a 15% interest in both HSND and a related company. In connection with the sale of its controlling interest in HSND, the Company recorded a $1,900,000 gain which is included in miscellaneous income for the year ended December 31, 1996.

     The following table reports the unaudited pro forma results of the Company for 1995 after reclassifying shipping and handling, which conforms to the 1996 presentation, and giving effect to the sale of HSND as if it occurred on January 1, 1995:

---------------------------------------------------------------------------------------------
                                                           QUARTERS ENDED
                                        -----------------------------------------------------
                                        MARCH 31,    JUNE 30,    SEPTEMBER 30,   DECEMBER 31,
                                          1995         1995          1995            1995
---------------------------------------------------------------------------------------------
                                                           (IN THOUSANDS)
Net sales...........................    $210,098     $216,956      $215,390        $259,681
Cost of sales.......................     135,494      139,380       138,629         182,774
                                        --------     --------      --------        --------
  Gross profit......................      74,604       77,576        76,761          76,907
Operating expenses..................      89,274       91,604        96,219         103,691
                                        --------     --------      --------        --------
  Operating loss....................     (14,670)     (14,028)      (19,458)        (26,784)
Other income (expense)..............       1,119         (676)       (5,138)        (11,413)
                                        --------     --------      --------        --------
Loss before income taxes............    $(13,551)    $(14,704)     $(24,596)       $(38,197)
                                        ========     ========      ========        ========

     Due to the anticipated sale and gain associated therewith, the results of operations of HSND were not included in the consolidated results of operations for 1996.

2. SALE OF ORTHO-VENT ASSETS

     During the fourth quarter of 1995, the Company sold the assets of Ortho-Vent, one of the Company's mail order subsidiaries. The following table reports the unaudited pro forma results of the Company for 1995, after reclassifying shipping and handling, which conforms to the 1996 presentation, and giving effect to the sales of HSND and Ortho-Vent as if they occurred on January 1, 1995:

-----------------------------------------------------------------------------------------------
                                                              QUARTERS ENDED
                                            ---------------------------------------------------
                                            MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                              1995        1995         1995            1995
-----------------------------------------------------------------------------------------------
                                                              (In thousands)
Net sales.................................  $206,229    $212,337     $211,244        $256,712
Cost of sales.............................   133,219     136,634      136,033         180,990
                                            --------    --------     --------        --------
  Gross profit............................    73,010      75,703       75,211          75,722
Operating expenses........................    87,786      89,919       90,785         102,472
                                            --------    --------     --------        --------
  Operating loss..........................   (14,776)    (14,216)     (15,574)        (26,750)
Other income (expense)....................     1,089        (719)      (5,173)        (11,465)
                                            --------    --------     --------        --------
Loss before income taxes..................  $(13,687)   $(14,935)    $(20,747)       $(38,215)
                                            ========    ========     ========        ========

NOTE P -- FINANCIAL INSTRUMENTS

     The additional disclosure below of the estimated fair value of financial instruments was made in accordance with the requirements of Statement of Financial Accounting Standards No. 107. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies, when available.

-------------------------------------------------------------------------------------------------
                                                       DECEMBER 31, 1996      DECEMBER 31, 1995
                                                      -------------------   ---------------------
                                                      CARRYING     FAIR     CARRYING      FAIR
                                                       AMOUNT     VALUE      AMOUNT       VALUE
-------------------------------------------------------------------------------------------------
                                                                    (In thousands)
Cash and cash equivalents...........................  $ 16,274   $ 16,274   $  25,164   $  25,164
Long-term investments...............................    24,981     31,202      14,000      21,424
Other non-current assets............................     7,622      7,622       8,223       8,223
Long-term obligations...............................   (98,184)  (107,810)   (137,365)   (137,365)

     The carrying value of cash and cash equivalents and other non-current assets are a reasonable estimate of their fair value.

     Due to the private and closely-held nature of BBJ, Shop Channel and HOT, there are no current market prices available for these investments. Management believes that the carrying value of these investments is a reasonable representation of the investment's fair values and as such a total of $14,981,000 and $4,000,000 are included as the fair value of long-term investments at December 31, 1996 and 1995, respectively.

     The fair value of the long-term investment in NRI at December 31, 1996 and December 31, 1995 was determined using the trading price of NRI's common stock on those dates. Management is of the opinion, however, that the fair value of this investment is not readily determinable. The Company's investment is in the preferred stock of NRI which is not publicly traded and, therefore, does not have an established market price. In addition, if the Company were to convert its investment to common stock, its investment would represent 16% of NRI's outstanding common stock at December 31, 1996. It is not anticipated that the Company would be able to sell its entire holdings without adversely affecting the market price of the NRI common stock and the amount realized in the event of a sale.

     The fair value of long-term obligations at December 31, 1996 has been estimated using recent trading prices of the securities. At December 31, 1995, the fair value of long-term obligations approximated the carrying value as the underlying instrument was a variable rate note that repriced frequently.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Omitted in accordance with General Instruction I to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Omitted in accordance with General Instruction I to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Omitted in accordance with General Instruction I to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted in accordance with General Instruction I to Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) List of Documents filed as part of this Report:

          (1) Financial Statement Schedule

SCHEDULE                                                                       PAGE
 NUMBER                                                                       NUMBER
--------                                                                      ------
   II       --  Valuation and Qualifying Accounts...........................    39

     The report of the Company's independent auditors with respect to the above listed financial statement schedule appears on page 38.

     All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

          (2) Exhibits (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
   2.0     --  Agreement and Plan of Exchange and Merger by and among
               Silver King Communications, Inc., House Acquisition Corp.,
               Home Shopping Network, Inc. and Liberty HSN, Inc. as of
               August 25, 1996 filed as Appendix B to the Company's
               Definitive Proxy Statement, November 20, 1996 is hereby
               incorporated by reference.
   3.1     --  Restated Certificate of Incorporation of the Company filed as Exhibit 3.1 to the Company's Form 10-K, August 31, 1987,
               is incorporated herein by reference.
   3.2     --  Amendment to Restated Certificate of Incorporation of the
               Company filed as Exhibit 3.2 to the Company's Form 10-K,
               August 31, 1987, is incorporated herein by reference.
   3.3     --  Amendment filed December 17, 1986, to the Restated
               Certificate of Incorporation of the Company filed as Exhibit
               3.3 to the Company's Form 10-K, August 31, 1987, is
               incorporated herein by reference.
   3.4     --  By-Laws of the Company.

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
   4.0     --  Indenture dated as of March 1, 1996, as amended, for Home
               Shopping and United States Trust Company of New York, as
               Trustee relating the Company's 5.87% Convertible
               Subordinated Debentures due March 1, 2006, filed as Exhibit
               4.0 to the Company's Form S-3 Registration Statement No.
               333-10511, dated August 20, 1996, is incorporated herein by reference.
   4.1     --  First Supplemental Indenture dated as of December 20, 1996, among Home Shopping Network, Inc., Silver King
               Communications, Inc. and United States Trust Company of New
               York, as Trustee, filed as Exhibit 4.1 to the Company's Form
               8-K/A, December 19, 1996, is incorporated herein by
               reference.
  10.1     --  Distribution Agreement by and between Home Shopping Network,
               Inc. and Precision Systems, Inc. dated as of July 31, 1992, filed as Exhibit 10.1 to the Precision Systems, Inc. Form
               10, Registration Statement No. 0-20068 and filed April 14,
               1992, is incorporated herein by reference.
  10.2     --  Tax Sharing Agreement by and between Home Shopping Network,
               Inc. and Precision Systems, Inc. dated as of July 31, 1992, filed as Exhibit 10.3 to the Precision Systems, Inc. Form
               10, Registration Statement No. 0-20068 and filed April 14,
               1992, is incorporated herein by reference.
  10.3     --  Stock Purchase Agreement by and between Home Shopping
               Network, Inc. and The National Registry Inc. dated April 28,
               1992, filed as Exhibit 10.29 to Home Shopping's Annual
               Report on Form 10-K, August 31, 1992, is incorporated herein by reference.
  10.4     --  Form of Amendment dated as of July 28, 1994, to Affiliation
               Agreements between Home Shopping Club, Inc. and SKC, filed as Exhibit 10.19 to the Company's Form 10-K, December 31,
               1994, is incorporated herein by reference.
  10.5     --  Credit Card Program Agreement, dated as of February 16,
               1994, by and among Home Shopping Network, Inc.,
               participating subsidiaries and General Electric Capital
               Corporation, filed as Exhibit 10.30 to the Company's Form
               10-K, December 31, 1993, is incorporated herein by
               reference.
  10.6     --  Letter Agreement dated April 3, 1996 between Home Shopping
               Network, Inc. and Gen. H. Norman Schwarzkopf.
  10.7     --  Shareholders Agreement dated December 12, 1996 Relating to
               Jupiter Shop Channel Co;. Ltd among Jupiter Programming Co;.
               Ltd, Home Shopping Network, Inc. and Jupiter Shop Channel
               Co;. Ltd.
  10.8     --  Services and Trademark Licence Agreement dated as of
               December 12, 1996 between Home Shopping Network, Inc. and
               Jupiter Shop Channel Co;. Ltd.
  10.9     --  Purchase and Sale Agreement among Home Shopping Network
               GmbH, Home Shopping Network, Inc., Quelle Schickedanz AG &
               Co, Mr. Thomas Kirch and Dr. Georg Kofler dated January 16,
               1997.
  10.10    --  Joint Venture Agreement Between Quelle Schickedanz AG & Co.,
               Home Shopping Network, Inc., Home Shopping Network GmbH, Mr.
               Thomas Kirch and Dr. Georg Kofler, filed as Exhibit 5.3 to the Purchase and Sale Agreement.
  10.11    --  License Agreement dated as of January 1, 1996 between Ronald
               A. Katz Technology Licensing, L.P. and Home Shopping
               Network, Inc.
  10.12    --  Credit Agreement dated as of August 2, 1996, among Home
               Shopping Network, Inc., as borrower, Home Shopping Club,
               Inc. and HSN Realty, Inc., as guarantors, the Chase
               Manhattan Bank, as Administrative Agent, LTCB Trust Company,
               as Collateral Agent, the Bank of New York Company, Inc., as
               Documentation Agent and the Lenders filed as Exhibit 10.38 to Home Shopping's Form 10-Q, June 30, 1996, is incorporated herein by reference.

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  10.13    --  Pledge Agreement dated as of August 2, 1996, made by Home
               Shopping Network, Inc., a Delaware corporation, in favor of
               LTCB Trust Company, a New York trust company, as collateral agent for the Secured Parties under the Credit Agreement
               dated as of August 2, 1996, among the Pledgor, as borrower,
               Home Shopping Club, Inc. and HSN Realty, Inc., as
               guarantors, The Chase Manhattan Bank, as Administrative
               Agent, LTCB Trust Company, as Collateral Agent, The Bank of
               New York Company, Inc., as Documentation Agent, and the
               Lenders, filed as Exhibit 10.39 to Home Shopping's Form
               10-Q, June 30, 1996, is incorporated herein by reference.
  27       --  Financial Data Schedule (for SEC use only).

---------------

     (b) Reports on Form 8-K

     (i) On October 15, 1996, the Company filed a report on Form 8-K which filed the Agreement and Plan of Exchange and Merger by and among Silver King Communications, Inc., House Acquisition Corp., Home Shopping Network, Inc. and Liberty HSN, Inc. as of August 25, 1996.

     (ii) On December 20, 1996, the Company filed a report on Form 8-K setting forth the approval by the shareholders of the Company, Silver King Communications, Inc. and Savoy Pictures Entertainment, Inc. of the merger of the three companies on December 19, 1996 and the completion of the merger of the three companies on December 20, 1996. The Company also reported that in connection with the merger, the Company, Silver King Communications, Inc. and United States Trust Company of New York, as Trustee (the "Trustee") entered into a supplement, dated as of December 20, 1996, to the Indenture relating to the Company's 5 7/8% Convertible Subordinated Debentures, dated as of March 1, 1996, between the Company and the Trustee.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

March 31, 1997                            HOME SHOPPING NETWORK, INC.

                                          By:        /s/ JAMES G. HELD
                                            ------------------------------------
                                                       James G. Held
                                               President and Chief Executive
                                                           Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 31, 1997.

                      SIGNATURE                                      TITLE                      DATE
                      ---------                                      -----                      ----

                  /s/ JAMES G. HELD                      President and Chief Executive     March 31, 1997
-----------------------------------------------------      Officer
                    James G. Held

                 /s/ JED B. TROSPER                      Executive Vice President,         March 31, 1977
-----------------------------------------------------      Chief Financial Officer and
                   Jed B. Trosper                          Treasurer (Principal
                                                           Financial Officer)

                /s/ BRIAN J. FELDMAN                     Vice President and Controller     March 31, 1997
-----------------------------------------------------      (Chief Accounting Officer)
                  Brian J. Feldman

                  /s/ BARRY DILLER                       Chairman of the Board of          March 31, 1997
-----------------------------------------------------      Directors
                    Barry Diller

                 /s/ MICHAEL DRAYER                      Director                          March 31, 1997
-----------------------------------------------------
                   Michael Drayer

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Home Shopping Network, Inc.

     Under date of February 25, 1997, we reported on the consolidated balance sheets of Home Shopping Network, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1996, as contained in Item 8 of the Company's 1996 Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                               /s/ KPMG PEAT MARWICK LLP

St. Petersburg, Florida
February 25, 1997

                                                                     SCHEDULE II

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                  ADDITIONS
                                                            ----------------------
                                                 BALANCE     CHARGED     CHARGED                     BALANCE
                                                   AT          TO        TO OTHER                      AT
                                                BEGINNING   COSTS AND   ACCOUNTS--   DEDUCTIONS--      END
DESCRIPTION                                     OF PERIOD   EXPENSES     DESCRIBE    DESCRIBE(1)    OF PERIOD
-----------                                     ---------   ---------   ----------   ------------   ---------
                                                                       (In thousands)
Allowance for doubtful accounts:
  Year ended December 31, 1996................   $1,685      $2,241       $   --        $(1,635)     $2,291
                                                 ======      ======       ======        =======      ======
  Year ended December 31, 1995................   $1,738      $2,851       $   --        $(2,904)     $1,685
                                                 ======      ======       ======        =======      ======
  Year ended December 31, 1994................   $1,627      $1,866       $   --        $(1,755)     $1,738
                                                 ======      ======       ======        =======      ======
Allowance for doubtful other current assets:
  Year ended December 31, 1996................   $   --      $   --       $   --        $    --      $   --
                                                 ======      ======       ======        =======      ======
  Year ended December 31, 1995................   $   --      $   --       $   --        $    --      $   --
                                                 ======      ======       ======        =======      ======
  Year ended December 31, 1994................   $6,200      $   --       $   --        $(6,200)     $   --
                                                 ======      ======       ======        =======      ======

---------------

(1) Accounts written off as uncollectible.