Form 10-Q
period 1997-03-31
HOME SHOPPING NETWORK INC
filed 1997-05-15
CIK 791024

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
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

                      1 HSN DRIVE, ST. PETERSBURG, FLORIDA
                    (Address of principal executive offices)

                                     33729
                                   (Zip Code)

                                 (813) 572-8585
              (Registrant's telephone number, including area code)

                            2501 118TH AVENUE NORTH
                            ST. PETERSBURG, FLORIDA
                                     33716
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No ___

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Total number of shares of outstanding stock as of May 15, 1997:

Common stock.........................  71,989,159
Class B common stock.................  20,000,000

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

------------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                1997          1996
------------------------------------------------------------------------------------
                                                                  (In thousands)
NET SALES...................................................  $261,418      $255,613
Cost of sales...............................................   152,418       164,812
                                                              --------      --------
  Gross profit..............................................   109,000        90,801
                                                              --------      --------
Operating expenses:
  Selling and marketing.....................................    34,793        36,767
  Engineering and programming...............................    23,889        24,078
  General and administrative................................    17,958        16,773
  Depreciation and amortization.............................     8,959         8,159
                                                              --------      --------
                                                                85,599        85,777
                                                              --------      --------
          Operating profit..................................    23,401         5,024
Other income (expense):
  Interest income...........................................       537           510
  Interest expense..........................................    (1,732)       (4,081)
  Miscellaneous.............................................    (3,134)        2,165
                                                              --------      --------
                                                                (4,329)       (1,406)
                                                              --------      --------
Earnings before income taxes, minority interest and
  extraordinary item........................................    19,072         3,618
Income tax expense..........................................     7,714         1,375
Minority interest...........................................     1,357            --
                                                              --------      --------
NET EARNINGS................................................  $ 10,001      $  2,243
                                                              ========      ========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

---------------------------------------------------------------------------------------------
                                                              MARCH 31,
                                                         --------------------    DECEMBER 31,
ASSETS                                                     1997        1996          1996
---------------------------------------------------------------------------------------------
                                                                    (in thousands)
CURRENT ASSETS
Cash and cash equivalents..............................  $ 27,592    $ 22,838      $ 16,274
Accounts and notes receivable, net.....................    34,189      20,540        33,868
Related party receivables..............................     8,591          --         4,713
Inventories, net.......................................   113,479      92,383       100,527
Deferred income taxes..................................    20,824      24,081        23,302
Other current assets, net..............................     4,254       7,135         5,396
                                                         --------    --------      --------
          Total current assets.........................   208,929     166,977       184,080

PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment.......................    93,687      90,661        91,361
Buildings and leasehold improvements...................    70,114      69,877        70,049
Furniture and other equipment..........................    47,157      49,839        47,234
                                                         --------    --------      --------
                                                          210,958     210,377       208,644
          Less accumulated depreciation and
            amortization...............................   132,762     122,265       129,387
                                                         --------    --------      --------
                                                         78,196..      88,112        79,257
Land...................................................    16,884      16,914        16,884
Construction in progress...............................     6,247         293           980
                                                         --------    --------      --------
                                                          101,327     105,319        97,121
OTHER ASSETS
Cable distribution fees, net ($39,825; $36,136 and
  $40,892, respectively, to related parties)...........   112,855     107,536       113,594
Long-term investments ($10,729; $10,000 and $10,536,
  respectively, in related parties)....................    22,772      13,975        24,981
Deferred income taxes..................................     2,984      22,364         3,649
Other non-current assets ($1,639; $0 and $1,639,
  respectively, in notes receivable from related
  parties).............................................     7,961       9,260         7,622
                                                         --------    --------      --------
                                                         146,572..    153,135       149,846
                                                         --------    --------      --------
                                                         $456,828..  $425,431      $431,047
                                                         ========    ========      ========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

---------------------------------------------------------------------------------------------
                                                              MARCH 31,
                                                         --------------------    DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                       1997        1996          1996
---------------------------------------------------------------------------------------------
                                                                    (in thousands)
CURRENT LIABILITIES
Current maturities of long-term obligations............  $    250    $  1,555      $    250
Accounts payable.......................................    85,220      83,736        65,266
Income taxes payable...................................    12,197       5,767         8,267
Investment subscription payable........................    10,000          --        10,000
Accrued liabilities:
  Programming fees ($8,703; $4,520 and $9,051,
     respectively, to related parties).................    22,753      23,805        22,683
  Sales returns........................................    11,126      12,734        11,672
  Litigation settlements...............................        --       5,965            --
  Other................................................    39,072      41,046        48,400
                                                         --------    --------      --------
          Total current liabilities....................   180,618     174,608       166,538
LONG-TERM OBLIGATIONS (net of current maturities)......    97,987     123,027        97,934
MINORITY INTEREST......................................     1,358          --             1
COMMITMENTS AND CONTINGENCIES..........................        --          --            --
STOCKHOLDERS' EQUITY
Preferred stock -- $.01 par value; authorized 500,000
  shares, no shares issued and outstanding.............        --          --            --
Common stock -- $.01 par value; authorized 150,000,000
  shares, issued and outstanding 71,989,159 shares at
  March 31, 1997 and December 31, 1996; issued
  77,591,329 and outstanding 70,605,329 shares at March
  31, 1996.............................................       720         778           720
Class B -- convertible common stock -- $.01 par value;
  authorized, issued and outstanding 20,000,000
  shares...............................................       200         200           200
Additional paid-in capital.............................   140,062     169,234       140,062
Retained earnings......................................    38,298       9,920        28,297
Treasury stock -- 6,986,000 common shares, at cost at
  March 31, 1996.......................................        --     (48,718)           --
Unearned compensation..................................    (2,415)     (3,618)       (2,705)
                                                         --------    --------      --------
                                                          176,865     127,796       166,574
                                                         --------    --------      --------
                                                         $456,828    $425,431      $431,047
                                                         ========    ========      ========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

----------------------------------------------------------------------------------------------------------
                                        CLASS B
                                      CONVERTIBLE   ADDITIONAL                         UNEARNED
                             COMMON     COMMON       PAID-IN     RETAINED   TREASURY   COMPEN-
                             STOCK       STOCK       CAPITAL     EARNINGS    STOCK      SATION     TOTAL
----------------------------------------------------------------------------------------------------------
                                                            (In thousands)
BALANCE AT JANUARY 1,
  1996.....................   $777       $200        $169,057    $ 7,677    $(48,718)   $(3,932)  $125,061
Issuance of common stock
  upon exercise of stock
  options..................      1         --             177         --         --         --         178
Expense related to
  executive stock award
  program and stock
  options..................     --         --              --         --         --         59          59
Expense related to employee
  equity participation
  plan.....................     --         --              --         --         --        255         255
Net earnings for the three
  months ended March 31,
  1996.....................     --         --              --      2,243         --         --       2,243
                              ----       ----        --------    -------    --------    -------   --------
BALANCE AT MARCH 31,
  1996.....................   $778       $200        $169,234    $ 9,920    $(48,718)   $(3,618)  $127,796
                              ====       ====        ========    =======    ========    =======   ========

BALANCE AT JANUARY 1,
  1997.....................   $720       $200        $140,062    $28,297    $    --     $(2,705)  $166,574
Expense related to
  executive stock award
  program and stock
  options..................     --         --              --         --         --         35          35
Expense related to employee
  equity participation
  plan.....................     --         --              --         --         --        255         255
Net earnings for the three
  months ended March 31,
  1997.....................     --         --              --     10,001         --         --      10,001
                              ----       ----        --------    -------    --------    -------   --------
BALANCE AT MARCH 31,
  1997.....................   $720       $200        $140,062    $38,298    $    --     $(2,415)  $176,865
                              ====       ====        ========    =======    ========    =======   ========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

-------------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                1997          1996
-------------------------------------------------------------------------------------
                                                                  (In thousands)
Cash flows from operating activities:
  Net earnings..............................................  $ 10,001      $   2,243
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
     Depreciation and amortization..........................     4,161          4,209
     Amortization of cable distribution fees................     4,851          3,967
     Deferred income taxes..................................     3,143          1,181
     Equity in losses of unconsolidated affiliates..........     3,322             --
     Inventory carrying value adjustment....................      (712)           528
     Loss (gain) on sale of assets..........................         5            (91)
     Common stock issued for services provided..............       290            314
     Provision for losses on accounts and notes
      receivable............................................       453            436
     Minority interest......................................     1,357             --
     Change in current assets and liabilities:
       (Increase) decrease in accounts and notes
        receivable..........................................      (967)         2,610
       Increase in receivable from related party............    (3,878)            --
       (Increase) decrease in inventories...................   (12,240)         8,653
       Decrease in other current assets.....................     1,142          1,014
       Increase (decrease) in accounts payable..............    19,955           (561)
       Decrease in accrued liabilities and income taxes
        payable.............................................    (5,875)          (255)
     Increase in cable distribution fees....................    (4,112)       (12,342)
                                                              --------      ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES.........    20,896         11,906
                                                              --------      ---------
Cash flows from investing activities:
  Increase in net long-term investments.....................    (1,113)            --
  Capital expenditures......................................    (8,118)          (509)
  Increase in other non-current assets......................      (778)        (1,423)
  Proceeds from sale of assets..............................       238            322
  Proceeds from long term notes receivable..................       193             --
                                                              --------      ---------
          NET CASH USED IN INVESTING ACTIVITIES.............    (9,578)        (1,610)
                                                              --------      ---------
Cash flows from financing activities:
  Principal payments on long-term obligations...............        --       (110,000)
  Net proceeds from issuance of Convertible Subordinated
     Debentures.............................................        --         97,200
  Proceeds from issuance of common stock....................        --            178
                                                              --------      ---------
          NET CASH USED IN FINANCING ACTIVITIES.............        --        (12,622)
                                                              --------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    11,318         (2,326)
Cash and cash equivalents at beginning of period............    16,274         25,164
                                                              --------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 27,592      $  22,838
                                                              ========      =========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION

     The interim Condensed Consolidated Financial Statements of Home Shopping Network, Inc. and Subsidiaries (the "Company") are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 1996.

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

     On December 20, 1996, the Company consummated a merger (the "Merger") with HSN, Inc. ("HSNi"), formerly known as Silver King Communications, Inc. The Merger does not result in a change in accounting basis of the net assets of the Company as presented in the accompanying Condensed Consolidated Financial Statements.

NOTE B -- RECLASSIFICATIONS

     In the second quarter of 1996, the Company changed the classification of shipping and handling revenues from a component of net sales to an offset of the related fulfillment costs incurred by the Company and recorded in cost of sales. As such, this and certain other amounts in the Condensed Consolidated Financial Statements for the quarter ended March 31, 1996, have been reclassified to conform to the 1997 presentation.

NOTE C -- INCOME TAXES

     The Company had taxable income for the three months ended March 31, 1997, which utilized the entire net operating loss from the short taxable year, December 21, 1996 to December 31, 1996.

     The Company's federal income tax returns for fiscal years 1992, 1993 and 1994 are currently under examination by the Internal Revenue Service ("IRS"). Although the IRS has proposed adjustments, it has not issued a Statutory Notice of Deficiency. The Company maintains that it has meritorious positions with respect to these adjustments which are not anticipated to have a material impact on the financial position or results of operations of the Company.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE D -- CONSOLIDATED STATEMENTS OF CASH FLOWS

     For purposes of reporting cash flows, cash and cash equivalents include cash and short-term investments. Short-term investments consist primarily of auction preferred shares, money market funds and certificates of deposit with original maturities of less than 91 days.

     Supplemental disclosure of cash flow information:

------------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                               1997            1996
------------------------------------------------------------------------------------
                                                                  (In thousands)
CASH PAID FOR:
  Interest..................................................  $2,938          $6,167
  Income taxes..............................................      20              50
CASH RECEIVED FOR:
  Income tax refund.........................................      --             649

NOTE E -- SUBSEQUENT EVENT -- CREDIT FACILITIES

     On May 1, 1997, HSNi entered into a new $275.0 million revolving credit facility (the "New Facility") with a $35.0 million sub-limit for letters of credit. The New Facility, which replaces the existing credit facilities of both HSNi and the Company, expires on May 1, 2002. The New Facility is unsecured and the interest rate on borrowings is tied to the London Interbank Offered Rate plus an applicable margin. The Company is a guarantor of the New Facility.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS IN ACCORDANCE WITH GENERAL INSTRUCTION H TO FORM 10-Q

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

GENERAL

     Home Shopping Network, Inc. and its subsidiaries (collectively, the "Company") is a majority-owned subsidiary of HSN, Inc. ("HSNi"). The Company's primary business is electronic retailing conducted by Home Shopping Club, Inc. ("HSC"), a wholly-owned subsidiary of the Company, which operates two retail sales services, The Home Shopping Network ("HSN") and America's Store, each twenty-four hours a day, seven days a week (collectively, the "Services").

     On August 25, 1996, the Company entered into a merger agreement ("Merger Agreement") with a subsidiary of HSNi ("Merger Sub") and Liberty HSN, Inc. ("Liberty HSN"), an indirect, wholly-owned subsidiary of Liberty Media Corporation, which in turn, is a wholly-owned subsidiary of Tele-Communications, Inc. On December 20, 1996, pursuant to the Merger Agreement, Merger Sub was merged with and into the Company and the Company became a subsidiary of HSNi. After consummation of the merger, HSNi owned 80.1% of the equity and 90.8% of the voting power of the Company, with the remaining 19.9% of the equity and 9.2% of the voting power owned by Liberty HSN.

     THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS RELATING TO SUCH MATTERS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, NEW DEVELOPMENTS, NEW MERCHANDISING STRATEGIES AND SIMILAR MATTERS. A VARIETY OF FACTORS COULD CAUSE THE COMPANY'S ACTUAL RESULTS AND EXPERIENCE TO DIFFER MATERIALLY FROM THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS EXPRESSED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS. THE RISKS AND UNCERTAINTIES THAT MAY AFFECT THE OPERATIONS, PERFORMANCE, DEVELOPMENT AND RESULTS OF THE COMPANY'S BUSINESS INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING: BUSINESS AND GENERAL ECONOMIC CONDITIONS, COMPETITIVE FACTORS, CHANNEL SPACE AVAILABILITY, THE COST AND AVAILABILITY OF APPROPRIATE MERCHANDISE, CONSOLIDATION WITHIN THE CABLE INDUSTRY, COST OF CARRIAGE OF THE COMPANY'S PROGRAMMING AND CHANGES IN THE REGULATORY ENVIRONMENT.

CONSOLIDATED RESULTS OF OPERATIONS

     The following discussion presents the material changes in the consolidated results of operations of the Company which have occurred in the quarter ended March 31, 1997, compared with the quarter ended March 31, 1996. Reference should also be made to the Condensed Consolidated Financial Statements included herein.

     In the accompanying Condensed Consolidated Financial Statements, shipping and handling revenues are included as a reduction of cost of sales to offset the related fulfillment costs incurred by the Company. Prior to the second quarter of 1996, shipping and handling revenues were included as a component of net sales. All amounts and percentages in the following discussion for the quarter ended March 31, 1996, reflect this reclassification.

     All tables and discussion included herein calculate the percentage changes using actual dollar amounts, versus rounded dollar amounts.

NET SALES

     For the quarter ended March 31, 1997, net sales for the Company increased $5.8 million, or 2.3%, to $261.4 million from $255.6 million compared to the same period in 1996. Net sales of HSC increased $17.9 million, or 8.0%, for the quarter ended March 31, 1997, reflecting a 12.1% increase in the number of packages shipped and a 10.6% decrease in the average price per unit sold compared to the quarter ended March 31, 1996. The increase in HSC net sales was primarily offset by planned decreases in net sales by wholly-owned subsidiaries, HSN Mail Order, Inc. ("Mail Order"), Internet Shopping Network, Inc., and the retail outlet stores of $6.7 million, $1.7 million and $2.5 million, respectively.

     The Company believes that the improved sales in the quarter ended March 31, 1997, compared to the same period in 1996, were primarily the result of ongoing changes made by new management to the Company's merchandising and programming strategies. Management is continuing to take additional steps to improve sales by changing the mix of products sold, introducing new products, maintaining the desired average price point and creating exciting programming. Additional personnel have been hired to assist in implementing these new merchandising and programming strategies. Management has reformatted the former Spree! service to America's Store which was launched in January 1997. This change was designed to focus America's Store on some of the most popular product areas of electronic retailing. This service has undergone various format changes to date, and the Company is continuing to develop this service. There can be no assurance that the additional changes to the Company's merchandising and programming strategies will achieve management's intended results.

     For the quarter ended March 31, 1997, HSC's merchandise return percentage decreased to 22.0% from 24.9% for the same period in 1996. Management believes that the lower return rate is primarily attributable to the decrease in the average price per unit and the mix of products sold which may vary in subsequent quarters. Promotional price discounts decreased to 1.7% of the HSC sales for the quarter ended March 31, 1997 from 3.8% in the same period in 1996 as fewer discounts were offered.

     At March 31, 1997 and 1996, HSC had approximately 4.7 million active customers. An active customer is one who has completed a transaction within the last eighteen months or placed an order within the last seven months. In addition, 59.8% of active customers have made more than one purchase in the last eighteen months, compared to 59.4% at March 31, 1996.

     The following table highlights the changes in the estimated unduplicated television household reach of HSN, the Company's primary service, for the twelve months ended March 31, 1997:

-----------------------------------------------------------------------------------------------
                                                     CABLE*    BROADCAST    SATELLITE    TOTAL
-----------------------------------------------------------------------------------------------
                                                            (In thousands of households)
     Households -- March 31, 1996..................  44,513     20,220        3,788      68,521
     Net additions/(deletions).....................  3,614      (1,118)          --       2,496
     Shift in classification.......................    643        (643)          --          --
     Change in Nielsen household counts............     --        (687)          --        (687)
                                                     ------     ------        -----      ------
     Households -- March 31, 1997..................  48,770     17,772        3,788      70,330
                                                     ======     ======        =====      ======

---------------

* Households capable of receiving both broadcast and cable transmissions are included under cable and therefore are excluded from broadcast to present unduplicated household reach. Cable households included 2.9 million and 1.3 million direct broadcast satellite ("dbs") households at March 31, 1997 and 1996, respectively, and therefore, these households are excluded from satellite.

     According to industry sources, as of March 31, 1997, there were 96.9 million homes in the United States with a television set, 64.4 million basic cable television subscribers and 3.8 million homes with satellite dish receivers, excluding dbs.

     In addition to the households in the above table, as of March 31, 1997, approximately 11.0 million cable television households were reached by America's Store, of which 4.2 million were on a part-time basis. Of the total cable television households receiving America's Store, 9.6 million also receive HSN. During the remainder of 1997, cable system contracts covering 2.8 million cable subscribers are subject to termination or renewal. This represents 5.7% of the total number of unduplicated cable households receiving HSN. The Company is pursuing both renewals and additional cable television system contracts, but channel availability, competition, consolidation within the cable industry and cost of carriage are some of the factors affecting the negotiations for cable television system contracts. Although management cannot determine the percentage of expiring contracts that will be renewed or the number of households that will be added through new contracts, management believes that a majority of these contracts will be renewed.

GROSS PROFIT

     For the quarter ended March 31, 1997, gross profit increased $18.2 million, or 20.0%, to $109.0 million from $90.8 million for the quarter ended March 31, 1996. As a percentage of net sales, gross profit increased to 41.7% from 35.5% compared to the quarter ended March 31, 1996.

     Gross profit of HSC increased $22.6 million for the quarter ended March 31, 1997. This increase was partially offset by a decrease in Mail Order's gross profit of $2.7 million relating to the planned reduction of the mail order business in 1997. As a percentage of HSC's net sales, gross profit increased to 40.8% from 34.0% compared to the quarter ended March 31, 1996.

     The dollar increases in consolidated and HSC's gross profit relate to the higher sales volume. Management believes that the increase in consolidated and HSC's gross profit percentage when compared to 1996, is primarily the result of changes in merchandising and programming strategies, as discussed in "Net Sales."

OPERATING EXPENSES

     The following table highlights the operating expense section from the Company's Condensed Consolidated Statements of Operations:

--------------------------------------------------------------------------------------------
                                                       QUARTER ENDED
                                                         MARCH 31,
                                                      ----------------       $          %
                                                      1997       1996      CHANGE     CHANGE
--------------------------------------------------------------------------------------------
                                                             (In millions, except %)
     Selling and marketing..........................  $34.8      $36.8     $(2.0)      (5.4)%
     Engineering and programming....................   23.9       24.1       (.2)       (.8)
     General and administrative.....................   18.0       16.8       1.2        7.1
     Depreciation and amortization..................    8.9        8.1        .8        9.8
                                                      -----      -----     -----
                                                      $85.6      $85.8     $ (.2)       (.2)
                                                      =====      =====     =====

     As a percentage of net sales, operating expenses decreased to 32.7% from 33.6% compared to the quarter ended March 31, 1996.

SELLING AND MARKETING

     For the quarter ended March 31, 1997, selling and marketing expenses, as a percentage of net sales, decreased to 13.3% from 14.4% compared to the quarter ended March 31, 1996.

     The major components of selling and marketing expenses are detailed below:

--------------------------------------------------------------------------------------------
                                                       QUARTER ENDED
                                                         MARCH 31,
                                                      ----------------       $          %
                                                      1997       1996      CHANGE     CHANGE
--------------------------------------------------------------------------------------------
                                                             (In millions, except %)
     Telephone, operator and customer service.......  $13.2      $12.8     $  .4        3.0%
     Fees to cable system operators:
       Commissions..................................   10.8       10.3        .5        4.9
       Performance bonus commissions................    2.3        2.7       (.4)     (14.9)
       Marketing payments for cable advertising.....    2.1        2.7       (.6)     (21.1)
     Mail order catalog expenses....................     .7        2.7      (2.0)     (74.5)

     Telephone, operator and customer service expenses are typically related to sales, call volume, and the number of packages shipped. Telephone expense increased $.8 million, or 19.6%, for the quarter ended March 31, 1997, compared to the same period in 1996, due to the increase in call and package volume. Operator and customer service payroll expenses decreased $.4 million, or 4.6%, due to work force reduction measures and volume efficiencies. Management expects telephone, operator and customer service expenses to fluctuate in relation to call and package volume for the remainder of 1997.

     For the quarter ended March 31, 1997, commissions to cable system operators increased as a result of the increase in sales. Commission payments are based on net merchandise sales after giving effect to customer returns. Additionally, cable operators which have executed affiliation agreements to carry the Company's programming are generally compensated for all sales within their franchise area resulting from watching the services via cable or a broadcast television station. As a result of the above factors, subject to sales volume, fees paid to cable system operators are expected to remain at these higher levels in future periods.

     Performance bonus commissions decreased for the quarter ended March 31, 1997, compared to the quarter ended March 31, 1996, due to lower guaranteed minimum commission expense in 1997. Performance bonus commissions are expected to fluctuate in relation to sales for the remainder of 1997.

     Marketing payments for cable advertising decreased for the quarter ended March 31, 1997, compared to the same period in 1996, because older agreements requiring such payments expired or were renegotiated and new cable carriage agreements were executed. Current contracts generally provide other forms of incentive compensation to cable operators, including upfront payments of cable distribution fees or performance bonus commissions which require payments based upon HSC attaining certain sales levels in the cable operator's franchise area. Accordingly, marketing payments for cable advertising are expected to decrease and amortization of cable distribution fees will increase for the remainder of 1997 compared to the same period in 1996.

     The decrease in mail order catalog expenses relates to the planned reduction of the mail order business in 1997. Selling and marketing expenses are expected to remain relatively constant as a percentage of net sales for the remainder of 1997.

ENGINEERING AND PROGRAMMING

     For the quarter ended March 31, 1997, engineering and programming expenses, as a percentage of net sales, decreased to 9.1% from 9.4% compared to the quarter ended March 31, 1996, primarily as a result of the increase in net sales.

     Broadcast costs payable to SKTV, Inc. ("SKTV"), a wholly-owned subsidiary of HSNi for the quarter ended March 31, 1997, decreased $.8 million compared to the same period in 1996. The expense for the quarter ended March 31, 1996, includes $1.0 million of bonus commissions which were reversed in the fourth quarter of 1996 and not accrued in the quarter ended March 31, 1997. In addition, broadcast costs, other than SKTV, decreased $.2 million for the quarter ended March 31, 1997, relating to fewer broadcast affiliates compared to 1996. These decreases were offset by increased HSC production and set costs of $.8 million primarily relating to the launch of America's Store in January 1997. For the remainder of 1997, engineering and programming expenses are expected to remain relatively constant in comparison to the same periods in 1996.

GENERAL AND ADMINISTRATIVE

     For the quarter ended March 31, 1997, general and administrative expenses, as a percentage of net sales, increased to 6.9% from 6.6% compared to the quarter ended March 31, 1996.

     The increase in general and administrative expenses for the quarter ended March 31, 1997 is due to higher payroll costs of $1.1 million primarily relating to additional management personnel hired in 1996 and early 1997.

     For the remainder of 1997, management expects general and administrative expenses to continue to increase above comparable quarters in the prior year.

DEPRECIATION AND AMORTIZATION

     The increase in depreciation and amortization for the quarter ended March 31, 1997 was primarily due to higher capital expenditure levels compared to the same period in 1996. Depreciation expense is expected to remain at higher levels for the remainder of 1997 compared to the same periods in 1996. In addition, amortization of cable distribution fees increased $.9 million to $4.9 million for the quarter ended March 31, 1997. Amortization of these fees is expected to total $19.3 million in 1997 based on existing agreements. Amortization amounts will increase if additional long-term cable contracts containing upfront payments of cable distribution fees are entered into during the remainder of 1997, as discussed in "Selling and Marketing."

OTHER INCOME (EXPENSE)

     For the quarter ended March 31, 1997, the Company had net other expense of $4.3 million compared to net other expense of $1.4 million for the quarter ended March 31, 1996.

     Interest expense decreased $2.3 million for the quarter ended March 31, 1997, due to a lower level of borrowings by the Company at a lower average interest rate primarily due to the private placement on March 1, 1996 of $100.0 million of Convertible Subordinated Debentures. Management expects that interest expense for the remainder of 1997 will be comparable to the same periods in 1996.

     For the quarter ended March 31, 1997, the Company had net miscellaneous expense of $3.1 million primarily due to equity losses totaling $3.3 million relating to the Company's investments in Home Order Television GmbH & Co. and Jupiter Shop Channel Co;. Ltd. Net miscellaneous income for the quarter ended March 31, 1996, included a one-time $1.5 million payment received in connection with the termination of the Canadian Home Shopping Network license agreement.

INCOME TAXES

     The Company's effective tax rate was 40.4% and 38.0% for the quarters ended March 31, 1997 and March 31, 1996, respectively. The Company's effective tax rate for these periods differed from the statutory rate due to the amortization of non-deductible goodwill and state income taxes. The Company's effective tax rate is expected to vary from the statutory rate for the remainder of 1997.

SEASONALITY

     The Company believes that seasonality does impact its business but not to the extent it impacts the retail industry in general.

                          PART II -- OTHER INFORMATION

ITEM 6(A) -- EXHIBITS

  Exhibit 10.14  --   Credit Agreement dated as of May 1, 1997, among HSN, Inc., as borrower, The Guarantors party thereto, The Lenders party thereto, LTCB Trust Company and The Bank of New York
                      Company, Inc., as Co-Documentation Agents, The Chase
                      Manhattan Bank, as Administrative Agent, and Chase
                      Securities Inc., as Arranger.
     Exhibit 27  --   Financial Data Schedule (for SEC use only).

ITEM 6(B) -- REPORTS ON FORM 8-K

     A report on Form 8-K dated May 5, 1997, reported a change in certifying accountant.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               HOME SHOPPING NETWORK, INC.

                                          --------------------------------------
                                                       (Registrant)


Dated May 15, 1997                             /s/ JAMES G. HELD
--------------------------------------------   --------------------------------------------------------
                                               James G. Held
                                               President and Chief Executive Officer

Dated May 15, 1997                             /s/ JED B. TROSPER
--------------------------------------------   --------------------------------------------------------
                                               Jed B. Trosper
                                               Executive Vice President,
                                               Chief Financial Officer and Treasurer
                                               (Principal Financial Officer)

Dated May 15, 1997                             /s/ BRIAN J. FELDMAN
--------------------------------------------   --------------------------------------------------------
                                               Brian J. Feldman
                                               Vice President and Controller
                                               (Chief Accounting Officer)