Form 10-Q
period 1997-06-30
HOME SHOPPING NETWORK INC
filed 1997-08-14
CIK 791024

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                             Yes  [X]       No  [ ]

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Total number of shares of outstanding stock as of August 8, 1997:

                        Common stock................  71,989,159
                        Class B common stock........  20,000,000

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

----------------------------------------------------------------------------------------------
                                                   Three Months Ended       Six Months Ended
                                                        June 30,                June 30,
                                                  --------------------    --------------------
                                                    1997        1996        1997        1996
----------------------------------------------------------------------------------------------
                                                                 (In thousands)
NET SALES.......................................  $250,950    $243,988    $512,368    $499,601
Cost of sales...................................   147,329     151,679     299,747     316,491
                                                  --------    --------    --------    --------
          Gross profit..........................   103,621      92,309     212,621     183,110
                                                  --------    --------    --------    --------
Operating expenses:
  Selling and marketing.........................    32,581      35,099      67,374      71,866
  Engineering and programming...................    23,496      24,663      47,385      48,741
  General and administrative....................    19,851      16,660      37,809      33,433
  Depreciation and amortization.................     8,940       8,253      17,899      16,412
                                                  --------    --------    --------    --------
                                                    84,868      84,675     170,467     170,452
                                                  --------    --------    --------    --------
          Operating profit......................    18,753       7,634      42,154      12,658
Other income (expense):
  Interest income...............................       394         428         931         938
  Interest expense..............................    (1,976)     (2,255)     (3,708)     (6,336)
  Miscellaneous.................................    (2,999)      2,204      (6,133)      4,369
                                                  --------    --------    --------    --------
                                                    (4,581)        377      (8,910)     (1,029)
                                                  --------    --------    --------    --------
Earnings before income taxes and minority
  interest......................................    14,172       8,011      33,244      11,629
Income tax expense..............................    (5,976)     (3,045)    (13,690)     (4,420)
Minority interest...............................      (909)         --      (2,266)         --
                                                  --------    --------    --------    --------
NET EARNINGS....................................  $  7,287    $  4,966    $ 17,288    $  7,209
                                                  ========    ========    ========    ========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

-------------------------------------------------------------------------------------------------
                                                                June 30,
                                                          --------------------     December 31,
ASSETS                                                      1997        1996           1996
-------------------------------------------------------------------------------------------------
                                                                      (In thousands)
CURRENT ASSETS
Cash and cash equivalents...............................  $ 19,408    $ 17,351       $ 16,274
Accounts and notes receivable, net......................    33,786      27,908         33,868
Related party receivables...............................        --          --          4,713
Inventories, net........................................   127,167      89,569        100,527
Deferred income taxes...................................    18,871      25,876         23,302
Other current assets, net...............................     3,381       5,122          5,396
                                                          --------    --------       --------
          Total current assets..........................   202,613     165,826        184,080
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment........................    93,469      90,801         91,361
Buildings and leasehold improvements....................    70,410      70,001         70,049
Furniture and other equipment...........................    47,229      49,923         47,234
                                                          --------    --------       --------
                                                           211,108     210,725        208,644
          Less accumulated depreciation and
            amortization................................   135,378     125,543        129,387
                                                          --------    --------       --------
                                                            75,730      85,182         79,257
Land....................................................    16,889      16,914         16,884
Projects in progress....................................    11,442          92            980
                                                          --------    --------       --------
                                                           104,061     102,188         97,121
OTHER ASSETS
Cable distribution fees, net ($38,643; $35,328 and
  $40,892, respectively, to related parties)............   108,767     108,664        113,594
Long-term investments ($11,759; $10,154 and $10,536,
  respectively, in related parties).....................    28,557      14,129         24,981
Deferred income taxes...................................     4,135      20,202          3,649
Other non-current assets ($843; $639 and $1,639,
  respectively, in notes receivable from related
  parties)..............................................     6,267       6,901          7,622
                                                          --------    --------       --------
                                                           147,726     149,896        149,846
                                                          --------    --------       --------
                                                          $454,400    $417,910       $431,047
                                                          ========    ========       ========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

-----------------------------------------------------------------------------------------------
                                                                 JUNE 30,
                                                           --------------------    DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                         1997        1996          1996
-----------------------------------------------------------------------------------------------
                                                                      (In thousands)
CURRENT LIABILITIES
Current maturities of long-term obligations..............  $    250    $    417      $    250
Accounts payable.........................................    70,833      69,608        65,266
Income taxes payable.....................................    17,174       6,785         8,267
Related party payable....................................     8,466          --            --
Investment subscription payable..........................     5,000          --        10,000
Accrued liabilities:
  Programming fees ($8,637; $580 and $9,051,
     respectively, to related parties)...................    17,948      14,627        22,683
  Sales returns..........................................    10,869      12,132        11,672
  Other..................................................    39,066      48,201        48,400
                                                           --------    --------      --------
          Total current liabilities......................   169,606     151,770       166,538
LONG-TERM OBLIGATIONS (net of current maturities)........    98,042     118,079        97,934
MINORITY INTEREST........................................     2,267          --             1
COMMITMENTS AND CONTINGENCIES............................        --          --            --
STOCKHOLDERS' EQUITY
Preferred stock -- $.01 par value; authorized 500,000
  shares, no shares issued and outstanding...............        --          --            --
Common stock -- $.01 par value; authorized 150,000,000
  shares, issued and outstanding 71,989,159 shares at
  June 30, 1997 and December 31, 1996; issued 78,970,759
  and outstanding 71,984,759 shares at June 30, 1996.....       720         790           720
Class B -- convertible common stock -- $.01 par value;
  authorized, issued and outstanding 20,000,000 shares...       200         200           200
Additional paid-in capital...............................   140,062     184,196       140,062
Retained earnings........................................    45,585      14,886        28,297
Treasury stock -- 6,986,000 common shares, at cost at
  June 30, 1996..........................................        --     (48,718)           --
Unearned compensation....................................    (2,082)     (3,293)       (2,705)
                                                           --------    --------      --------
                                                            184,485     148,061       166,574
                                                           --------    --------      --------
                                                           $454,400    $417,910      $431,047
                                                           ========    ========      ========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------
                                                Class B
                                              Convertible   Additional
                                     Common     Common       Paid-In     Retained   Treasury     Unearned
                                     Stock       Stock       Capital     Earnings    Stock     Compensation    Total
----------------------------------------------------------------------------------------------------------------------
                                                                      (In thousands)
BALANCE AT JANUARY 1, 1996.........   $777       $200        $169,057    $ 7,677    $(48,718)    $(3,932)     $125,061
Issuance of common stock upon
  exercise of stock options........     13         --          13,622         --          --          --        13,635
Income tax benefit related to
  executive stock award program,
  stock options exercised and
  employee equity participation
  plan.............................     --         --           1,517         --          --          --         1,517
Expense related to executive stock
  award program and stock
  options..........................     --         --              --         --          --         129           129
Expense related to employee equity
  participation plan...............     --         --              --         --          --         510           510
Net earnings for the six months
  ended June 30, 1996..............     --         --              --      7,209          --          --         7,209
                                      ----       ----        --------    -------    --------     -------      --------
BALANCE AT JUNE 30, 1996...........   $790       $200        $184,196    $14,886    $(48,718)    $(3,293)     $148,061
                                      ====       ====        ========    =======    ========     =======      ========
BALANCE AT JANUARY 1, 1997.........   $720       $200        $140,062    $28,297    $     --     $(2,705)     $166,574
Expense related to executive stock
  award program and stock
  options..........................     --         --              --         --          --         113           113
Expense related to employee equity
  participation plan...............     --         --              --         --          --         510           510
Net earnings for the six months
  ended June 30, 1997..............     --         --              --     17,288          --          --        17,288
                                      ----       ----        --------    -------    --------     -------      --------
BALANCE AT JUNE 30, 1997...........   $720       $200        $140,062    $45,585    $     --     $(2,082)     $184,485
                                      ====       ====        ========    =======    ========     =======      ========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                Six Months Ended
                                                                    June 30,
                                                              --------------------
                                                                1997       1996
                                                              --------   ---------
                                                                 (In thousands)
Cash flows from operating activities:
  Net earnings..............................................  $ 17,288   $   7,209
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
     Amortization of cable distribution fees................     9,734       8,162
     Depreciation and amortization..........................     8,273       8,319
     Equity in (earnings) losses of unconsolidated
      affiliates............................................     6,317         (80)
     Inventory carrying value adjustment....................    (4,522)      3,071
     Deferred income taxes..................................     3,945       1,548
     Minority interest......................................     2,266          --
     Common stock issued for services provided..............       623         639
     Provision for losses on accounts receivable............       502         542
     (Gain) loss on sale of assets..........................       119        (100)
     Gain on sale of controlling interest in joint
      venture...............................................        --      (1,948)
     Change in current assets and liabilities:
       Increase in accounts and notes receivable............      (417)     (4,816)
       (Increase) decrease in inventories...................   (22,118)      8,924
       Decrease in other current assets.....................     2,015       3,027
       Increase (decrease) in accounts payable..............     5,568     (14,689)
       Increase in payable to related party.................    13,179          --
       Decrease in accrued liabilities......................   (10,966)     (6,310)
     Increase in cable distribution fees....................    (4,907)    (17,665)
                                                              --------   ---------
          NET CASH PROVIDED BY (USED IN) OPERATING
           ACTIVITIES.......................................    26,899      (4,167)
                                                              --------   ---------
Cash flows from investing activities:
  Capital expenditures......................................   (14,626)     (1,088)
  Increase in net long-term investments.....................    (9,893)       (129)
  Proceeds from long-term notes receivable..................       793          48
  Increase in other non-current assets......................      (312)     (2,488)
  Proceeds from sale of assets..............................       273         416
  Cash received from sale of controlling interest in joint
     venture................................................        --       4,924
  Increase in intangible assets.............................        --         (26)
                                                              --------   ---------
          NET CASH PROVIDED BY (USED IN) INVESTING
           ACTIVITIES.......................................   (23,765)      1,657
                                                              --------   ---------
Cash flows from financing activities:
  Principal payments on long-term obligations...............        --    (126,138)
  Net proceeds from issuance of Convertible Subordinated
     Debentures.............................................        --      97,200
  Proceeds from issuance of common stock....................        --      13,635
  Borrowings from secured credit facility...................        --      10,000
                                                              --------   ---------
          NET CASH USED IN FINANCING ACTIVITIES.............        --      (5,303)
                                                              --------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     3,134      (7,813)
Cash and cash equivalents at beginning of period............    16,274      25,164
                                                              --------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 19,408   $  17,351
                                                              ========   =========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

     The interim Condensed Consolidated Financial Statements of Home Shopping Network, Inc. and Subsidiaries (the "Company") are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 1996. Certain amounts in the Condensed Consolidated Financial Statements for the six months ended June 30, 1996, have been reclassified to conform to the 1997 presentation.

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

NOTE B -- CREDIT FACILITIES

     On May 1, 1997, HSNi entered into a new $275.0 million revolving credit facility (the "New Facility") with a $35.0 million sub-limit for letters of credit. The New Facility, which replaced the existing credit facilities of both HSNi and the Company, expires on May 1, 2002. The New Facility is unsecured and the interest rate on borrowings is tied to the London Interbank Offered Rate plus an applicable margin. The Company is a guarantor of the New Facility.

NOTE C -- INCOME TAXES

     The Company had taxable income for the quarter and six months ended June 30, 1997, which utilized the entire net operating loss from the short taxable year, December 21, 1996 to December 31, 1996.

     On June 23, 1997, the Internal Revenue Service ("IRS") completed the examination of the Company's federal income tax returns for fiscal years 1992, 1993 and 1994. The IRS proposed adjustments resulting in a potential tax deficiency of $9.3 million, primarily related to the disallowance of deductions pertaining to a legal settlement and stock options exercised under the 1986 Cable Operators Stock Option Plan. On July 23, 1997, the Company made a payment of $1.3 million of tax and $.3 million of interest, for all undisputed issues. These undisputed issues were related to inter-period allocations of tax deductions, which will reverse in subsequent periods. The Company maintains it has meritorious positions with respect to the disputed adjustments and intends to file a protest with the IRS. To minimize interest expense in the event of an unfavorable outcome, the Company deposited $2.8 million with the IRS during July 1997.

     In addition, the IRS reversed its position on an issue with respect to a former related party, which will result in a refund of $5.0 million in taxes and interest related to fiscal years 1986 to 1989.

     The effects of the settlement of undisputed items, the potential impact of the undisputed items, and the $5.0 million refund were provided for in previous years and, accordingly, had no impact on the income tax provision for the quarter and six months ended June 30, 1997.

     The Company believes it has made adequate provision for all outstanding tax issues.

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

     Supplemental disclosure of cash flow information:

--------------------------------------------------------------------------------
                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               1997        1996
--------------------------------------------------------------------------------
                                                                (In thousands)
CASH PAID FOR:
  Interest..................................................  $2,970      $5,475
  Income taxes..............................................     949         183
CASH RECEIVED FOR:
  Income tax refund.........................................     110         649

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS IN ACCORDANCE WITH GENERAL INSTRUCTION H TO FORM 10-Q

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

GENERAL

     Home Shopping Network, Inc., which includes its subsidiaries, (collectively, the "Company"), is a majority-owned subsidiary of HSN, Inc., formerly named Silver King Communications, Inc., ("HSNi"). The Company's primary business is electronic retailing conducted by Home Shopping Club, Inc. ("HSC"), a wholly-owned subsidiary of the Company, which operates two retail sales services, The Home Shopping Network ("HSN") and America's Store, each twenty-four hours a day, seven days a week.

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

     THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS. THESE ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE IDENTIFIED BELOW, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "OPTIMISTIC," "INTEND," "AIM," "WILL," AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE ON WHICH THEY ARE MADE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY OR REVISE ANY FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, AS WELL AS AFFECT THE COMPANY'S ABILITY TO ACHIEVE ITS GOALS REFERRED TO HEREIN, INCLUDE BUT ARE NOT LIMITED TO, THE FOLLOWING: BUSINESS AND GENERAL ECONOMIC CONDITIONS, COMPETITIVE FACTORS, CHANNEL SPACE AVAILABILITY, THE COST AND AVAILABILITY OF APPROPRIATE MERCHANDISE AND DELIVERY SERVICES, CONSOLIDATION WITHIN THE CABLE INDUSTRY, COST OF CARRIAGE OF THE COMPANY'S PROGRAMMING AND CHANGES IN THE REGULATORY ENVIRONMENT.

CONSOLIDATED RESULTS OF OPERATIONS

     The following discussion presents the material changes in the consolidated results of operations of the Company which have occurred in the second quarter and the first six months of 1997, compared with the same periods in 1996. Reference should also be made to the Condensed Consolidated Financial Statements included herein.

     All tables and discussion included herein calculate the percentage changes using actual dollar amounts, versus rounded dollar amounts.

NET SALES

     For the quarter and six months ended June 30, 1997, net sales for the Company increased $7.0 million, or 2.9%, to $251.0 million from $244.0 million and $12.8 million, or 2.6%, to $512.4 million from $499.6 million, respectively, compared to the same periods in 1996. Net sales of HSC increased $21.3 million, or 10.0%, and $39.2 million, or 9.0%, for the quarter and six months ended June 30, 1997, respectively, compared to the same periods in 1996. HSC's sales reflect increases of 13.5% and 12.8% in the number of packages shipped and decreases of 7.7% and 9.2% in the average price per unit sold for the quarter and six months ended June 30, 1997, respectively, compared to the same periods in 1996. The increase in HSC net sales was offset by planned decreases in net sales of wholly-owned subsidiaries, HSN Mail Order, Inc. ("Mail Order"), and the retail outlet stores of $10.9 million and $2.7 million, respectively, for the quarter ended June 30, 1997, and $17.1 million and $5.2 million, respectively, for the six months then ended, compared to the same periods in 1996.

     The Company believes that the improved sales in the quarter and six months ended June 30, 1997, compared to the same periods in 1996, were primarily the result of ongoing changes made to the Company's merchandising and programming strategies. Management is continuing to take additional steps to improve sales by changing the mix of products sold, introducing new products, reducing the average price per unit, creating exciting programming and taking measures to increase the customer base. Additional personnel have been hired to assist in implementing these new merchandising and programming strategies. Management has reformatted the former Spree! service to America's Store which was launched in January 1997. This change was designed to focus America's Store on some of the most popular product areas of electronic retailing. This service has undergone various format changes to date, and the Company is continuing to develop this service. There can be no assurance that the additional changes to the Company's merchandising and programming strategies will achieve management's intended results.

     For the quarter and six months ended June 30, 1997, HSC's merchandise return percentage decreased to 23.4% from 24.7% and to 22.6% from 24.8%, respectively, compared to the same periods in 1996. Management believes that the lower return rate is primarily attributable to the decrease in the average price per unit and the mix of products sold, which may vary in subsequent quarters. Promotional price discounts decreased to 1.8% from 3.3% of HSC sales for the quarter ended June 30, 1997 and to 1.7% from 3.5% for the six months ended June 30, 1997, compared to the same periods in 1996, as fewer discounts were offered.

     At June 30, 1997 and 1996, HSC had approximately 4.7 million active customers. An active customer is one who has completed a transaction within the last eighteen months or placed an order within the last seven months. In addition, 60.6% of active customers have made more than one purchase in the last eighteen months, compared to 59.3% at June 30, 1996.

     The following table highlights the changes in the estimated unduplicated television household reach of HSN, the Company's primary service, for the twelve months ended June 30, 1997:

--------------------------------------------------------------------------------------------------
                                                           CABLE*   BROADCAST   SATELLITE   TOTAL
--------------------------------------------------------------------------------------------------
                                                                (In thousands of households)
Households -- June 30, 1996..............................  45,891    19,802       3,788     69,481
Net additions/(deletions)................................   3,642    (1,087)         --      2,555
Shift in classification..................................     326      (326)         --         --
Change in Nielsen household counts.......................      --      (926)         --       (926)
                                                           ------    ------       -----     ------
Households -- June 30, 1997..............................  49,859    17,463       3,788     71,110
                                                           ======    ======       =====     ======

---------------

* Households capable of receiving both broadcast and cable transmissions are included under cable and therefore are excluded from broadcast to present unduplicated household reach. Cable households included 3.4 million and 1.4 million direct broadcast satellite ("dbs") households at June 30, 1997 and 1996, respectively, and therefore, these households are excluded from satellite.

     According to industry sources, as of June 30, 1997, there were 96.9 million homes in the United States with a television set, 64.6 million basic cable television subscribers and 3.8 million homes with satellite dish receivers, excluding dbs.

     In addition, as of June 30, 1997, approximately 10.4 million cable television households could be reached by America's Store, of which 3.8 million are on a part-time basis. Of the total cable television households receiving America's Store, 9.0 million also receive HSN.

     During the remainder of 1997, cable system contracts covering 2.7 million cable subscribers are subject to termination or renewal. This represents 5.4% of the total number of unduplicated cable households receiving HSN. The Company is pursuing both renewals and additional cable television system contracts, but channel availability, competition, consolidation within the cable industry and cost of carriage are some of the factors affecting the negotiations for cable television system contracts. Although management cannot determine the percentage of expiring contracts that will be renewed or the number of households that will be added through new contracts, management believes that a majority of these contracts will be successfully renegotiated.

     HSNi, as part of its disengagement strategy, has selected its Miami, Florida station as the initial station which will cease broadcasting HSN and commence broadcasting its new local programming format in the Spring of 1998. The Miami station currently carries HSN. Management is continuing to evaluate the effects that the disaffiliation will have on Home Shopping's ability to reach some of its existing customers in the Miami area, including a reduction in revenues or additional expenses to secure carriage of HSN. The Company believes that the process of disaffiliation can be successfully managed to minimize adverse consequences.

GROSS PROFIT

     For the quarter and six months ended June 30, 1997, gross profit increased $11.3 million, or 12.3%, to $103.6 million from $92.3 million and $29.5 million, or 16.1%, to $212.6 million from $183.1 million, respectively, compared to the same periods in 1996. As a percentage of net sales, gross profit increased to 41.3% from 37.8% for the quarter ended June 30, 1997 and to 41.5% from 36.7% for the six months then ended, compared to the same periods in 1996.

     Gross profit of HSC increased $14.0 million and $36.6 million, respectively, for the quarter and six months ended June 30, 1997. These increases were primarily offset by decreases in Mail Order's gross profit of $4.4 million and $7.1 million, respectively, relating to the planned reduction of the mail order business in 1997. As a percentage of HSC's net sales, gross profit increased to 40.1% from 37.5% and to 40.4% from 35.7% for the quarter and six months ended June 30, 1997, respectively, compared to the same periods in 1996.

     The dollar increases in consolidated and HSC's gross profit relate to the higher sales volume. Management believes that the increases in consolidated and HSC's gross profit percentage when compared to 1996, are primarily the result of changes in merchandising and programming strategies, as discussed in "Net Sales."

OPERATING EXPENSES

     The following table highlights the operating expense section from the Company's Condensed Consolidated Statements of Operations:

---------------------------------------------------------------------------------------------------
                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   JUNE 30, 1997                JUNE 30, 1997
                                             -------------------------    -------------------------
                                               $        $         %         $        $         %
                                             AMOUNT   CHANGE   CHANGE     AMOUNT   CHANGE   CHANGE
---------------------------------------------------------------------------------------------------
                                                            (In millions, except %)
Selling and marketing......................  $32.6    $(2.5)    (7.2)%     $ 67.4   $(4.5)    (6.3)%
Engineering and programming................   23.5     (1.2)    (4.7)        47.4    (1.4)    (2.8)
General and administrative.................   19.9      3.2     19.2         37.8     4.4     13.1
Depreciation and amortization..............    8.9       .7      8.3         17.9     1.5      9.1
                                             -----    -----                ------   -----
                                             $84.9    $  .2       .2       $170.5   $  --       --
                                             =====    =====                ======   =====

     As a percentage of net sales, operating expenses decreased to 33.8% from 34.7% and to 33.3% from 34.1%, respectively, for the quarter and six months ended June 30, 1997, compared to the same periods in 1996.

SELLING AND MARKETING

     For the quarter and six months ended June 30, 1997, selling and marketing expenses, as a percentage of net sales, decreased to 13.0% from 14.4% and to 13.1% from 14.4%, respectively, compared to the same periods in 1996.

     The major components of selling and marketing expenses are detailed below:

---------------------------------------------------------------------------------------------------
                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 JUNE 30, 1997                 JUNE 30, 1997
                                           --------------------------    --------------------------
                                             $        $         %          $        $         %
                                           AMOUNT   CHANGE    CHANGE     AMOUNT   CHANGE    CHANGE
---------------------------------------------------------------------------------------------------
                                                           (In millions, except %)
Telephone, operator and customer
  service................................  $12.4    $  .1         .5 %   $25.6    $  .4        1.8 %
Fees to cable system operators:
  Commissions............................   10.4       .9        9.9      21.2      1.4        7.3
  Performance bonus commissions..........    2.4      (.6)     (19.9)      4.7     (1.0)     (17.6)
  Marketing payments for cable
     advertising.........................    2.2      (.3)     (13.0)      4.3      (.9)     (17.2)
Mail order catalog expenses..............     .1     (2.4)     (97.8)       .7     (4.4)     (85.7)

     Telephone, operator and customer service expenses are typically related to sales, call volume, and the number of packages shipped. Telephone expense increased $.6 million, or 12.0%, and $1.3 million, or 13.1%, for the quarter and six months ended June 30, 1997, respectively, compared to the same periods in 1996, due to the increase in call and package volume. Operator and customer service payroll expenses decreased $.5 million, or 7.2%, and $.9 million, or 5.9%, respectively, due to volume efficiencies and a reduced work force. Management expects telephone, operator and customer service expenses to fluctuate in relation to call and package volume for the remainder of 1997.

     For the quarter and six months ended June 30, 1997, commissions to cable system operators increased as a result of the increase in sales. Commission payments are based on net merchandise sales after giving effect to customer returns. Additionally, cable operators which have executed affiliation agreements to carry the Company's programming are generally compensated for all sales within their franchise area resulting from watching the services via cable or a broadcast television station. As a result of the above factors, subject to sales volume, fees paid to cable system operators are expected to remain at these higher levels in future periods.

     Performance bonus commissions decreased for the quarter and six months ended June 30, 1997, compared to the same periods in 1996, due to lower guaranteed minimum commission expense in 1997. Performance bonus commissions are expected to fluctuate in relation to sales for the remainder of 1997.

     Marketing payments for cable advertising decreased for the quarter and six months ended June 30, 1997, compared to the same periods in 1996, because older agreements requiring such payments expired or were renegotiated and new cable carriage agreements were executed. Current contracts generally provide other forms of incentive compensation to cable operators, including upfront payments of cable distribution fees or performance bonus commissions which require payments based upon HSC attaining certain sales levels in the cable operator's franchise area. Accordingly, marketing payments for cable advertising are expected to decrease and amortization of cable distribution fees will increase for the remainder of 1997, compared to the same period in 1996.

     The decrease in mail order catalog expenses relates to the planned reduction of the mail order business in 1997. Total selling and marketing expenses are expected to remain relatively constant as a percentage of net sales for the remainder of 1997.

ENGINEERING AND PROGRAMMING

     For the quarter and six months ended June 30, 1997, engineering and programming expenses, as a percentage of net sales, decreased to 9.4% from 10.1% and to 9.2% from 9.8%, respectively, compared to the same periods in 1996, primarily as a result of the increase in net sales.

     Broadcast costs payable to SKTV, Inc. ("SKTV"), a wholly-owned subsidiary of HSNi, for the quarter and six months ended June 30, 1997, decreased $.6 million and $1.4 million, respectively, compared to the same periods in 1996. The expense for the quarter and six months ended June 30, 1996, includes $.9 million and $1.8 million, respectively, of bonus commissions which were reversed in the fourth quarter of 1996 and not accrued in the quarter and six months ended June 30, 1997. In addition, broadcast costs, other than SKTV, decreased $.5 million and $.7 million for the quarter and six months ended June 30, 1997, relating to fewer broadcast affiliates compared to 1996. These decreases were offset by increased HSC production and set costs of $.5 million and $1.3 million for the quarter and six months ended June 30, 1997, respectively, primarily relating to the launch and development of America's Store in 1997. For the remainder of 1997, engineering and programming expenses are expected to decrease slightly in comparison to the same periods in 1996.

GENERAL AND ADMINISTRATIVE

     For the quarter and six months ended June 30, 1997, general and administrative expenses, as a percentage of net sales, increased to 7.9% from 6.8% and to 7.4% from 6.7%, respectively, compared to the same periods in 1996.

     The increase in general and administrative expenses for the quarter and six months ended June 30, 1997, is due to higher payroll costs of $1.4 million and $2.5 million, respectively, primarily relating to additional management personnel hired in late 1996 and early 1997, and higher accrued bonus expense of $1.8 million and $1.9 million, respectively, relating to a new management bonus plan and other contractual obligations.

     For the remainder of 1997, management expects general and administrative expenses to remain higher than comparable quarters in the prior year.

DEPRECIATION AND AMORTIZATION

     The increase in depreciation and amortization for the quarter and six months ended June 30, 1997, was primarily due to higher capital expenditure levels compared to the same periods in 1996. Depreciation expense is expected to remain at higher levels for the remainder of 1997, compared to the same periods in 1996. In addition, amortization of cable distribution fees increased $.7 million and $1.6 million for the quarter and six months ended June 30, 1997. Amortization of these fees is expected to total $19.6 million in 1997 based on existing agreements. Amortization amounts will increase if additional long-term cable contracts containing up-front payments of cable distribution fees are entered into during the remainder of 1997, as discussed in "Selling and Marketing."

OTHER INCOME (EXPENSE)

     For the quarter and six months ended June 30, 1997, the Company had net other expense of $4.6 million and $8.9 million, respectively, compared to net other income of $.4 million and net other expense of $1.0 million, respectively, for the same periods in 1996.

     Interest expense decreased $.3 million and $2.6 million for the quarter and six months ended June 30, 1997, respectively, due to a lower level of borrowings by the Company at a lower average interest rate primarily due to the private placement on March 1, 1996, of $100.0 million of Convertible Subordinated Debentures. Management expects that interest expense for the remainder of 1997 will be comparable to the same periods in 1996.

     For the quarter and six months ended June 30, 1997, the Company had net miscellaneous expense of $3.0 million and $6.1 million, respectively, primarily due to equity losses totaling $3.0 million and $6.3 million, respectively, relating to the Company's investments in Home Order Television GmbH & Co. and Jupiter Shop Channel Co.; Ltd. For the quarter and six months ended June 30, 1996, the Company had net miscellaneous income of $2.2 million and $4.4 million, respectively, which primarily included a one time gain on the sale of a controlling interest in its infomercial joint venture, HSN Direct Joint Venture, of $1.9 million in the second quarter of 1996 and a one time $1.5 million payment received in the first quarter of 1996 in connection with the termination of the Canadian Home Shopping Network license agreement.

INCOME TAXES

     The Company's effective tax rate, calculated on earnings before income taxes and minority interest, was 42.2% and 41.2% for the quarter and six months ended June 30, 1997, respectively, and 38.0% for the quarter and six months ended June 30, 1996. The Company's effective tax rate for these periods differed from the statutory rate due to the amortization of non-deductible goodwill and state income taxes. The Company's effective tax rate is expected to exceed the statutory rate for the remainder of 1997.

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

                                          HOME SHOPPING NETWORK, INC.

                                          --------------------------------------
                                          (Registrant)


Dated              August 14, 1997                   /s/ JAMES G. HELD
                                                     --------------------------------------------------------
-------------------------------------------------    James G. Held
                                                     President and Chief Executive Officer

Dated              August 14, 1997                   /s/ JED B. TROSPER
                                                     --------------------------------------------------------
-------------------------------------------------    Jed B. Trosper
                                                     Senior Executive Vice President,
                                                     Chief Operating Officer, Chief Financial Officer
                                                     and Treasurer
                                                     (Principal Financial Officer)

Dated              August 14, 1997                   /s/ BRIAN J. FELDMAN
                                                     --------------------------------------------------------
-------------------------------------------------    Brian J. Feldman
                                                     Vice President and Controller
                                                     (Chief Accounting Officer)