Form 10-Q
period 1997-09-30
HOME SHOPPING NETWORK INC
filed 1997-11-13
CIK 791024

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

      Total number of shares of outstanding stock as of November 3, 1997:

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

----------------------------------------------------------------------------------------------
                                                   Three Months Ended      Nine Months Ended
                                                     September 30,           September 30,
                                                  --------------------    --------------------
                                                    1997        1996        1997        1996
----------------------------------------------------------------------------------------------
                                                                 (In thousands)
NET SALES.......................................  $240,036    $234,321    $752,405    $733,922
Cost of sales...................................   144,288     136,992     444,036     453,483
                                                  --------    --------    --------    --------
          Gross Profit..........................    95,748      97,329     308,369     280,439
                                                  --------    --------    --------    --------
Operating expenses:
  Selling and marketing.........................    33,524      35,259     100,898     107,125
  Engineering and programming...................    23,245      24,539      70,630      73,280
  General and administrative....................    16,937      17,295      54,746      50,728
  Depreciation and amortization.................     8,586       8,437      26,485      24,849
                                                  --------    --------    --------    --------
                                                    82,292      85,530     252,759     255,982
                                                  --------    --------    --------    --------
          Operating profit......................    13,456      11,799      55,610      24,457
Other income (expense):
  Interest income...............................       410         409       1,341       1,347
  Interest expense..............................    (1,556)     (1,867)     (5,264)     (8,203)
  Miscellaneous.................................    (3,166)      1,046      (9,299)      5,415
                                                  --------    --------    --------    --------
                                                    (4,312)       (412)    (13,222)     (1,441)
                                                  --------    --------    --------    --------
Earnings before income taxes and minority
  interest......................................     9,144      11,387      42,388      23,016
Income tax expense..............................    (3,201)     (4,327)    (16,891)     (8,747)
Minority interest...............................      (124)         --      (2,390)         --
                                                  --------    --------    --------    --------
NET EARNINGS....................................  $  5,819    $  7,060    $ 23,107    $ 14,269
                                                  ========    ========    ========    ========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

------------------------------------------------------------------------------------------------
                                                                 September 30,
                                                              -------------------   December 31,
ASSETS                                                          1997       1996         1996
------------------------------------------------------------------------------------------------
                                                                        (In thousands)
CURRENT ASSETS
Cash and cash equivalents...................................  $ 12,277   $ 31,833     $ 16,274
Accounts and notes receivable, net..........................    35,243     26,044       33,868
Related party receivable....................................        --         --        4,713
Inventories, net............................................   151,837     90,728      100,527
Deferred income taxes.......................................    19,026     27,101       23,302
Other current assets, net...................................     1,579      4,786        5,396
                                                              --------   --------     --------
          Total current assets..............................   219,962    180,492      184,080
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................   102,770     90,516       91,361
Buildings and leasehold improvements........................    70,590     70,240       70,049
Furniture and other equipment...............................    47,683     50,154       47,234
                                                              --------   --------     --------
                                                               221,043    210,910      208,644
          Less accumulated depreciation and amortization....   138,478    127,997      129,387
                                                              --------   --------     --------
                                                                82,565     82,913       79,257
Land........................................................    16,889     16,877       16,884
Projects in progress........................................     7,792        294          980
                                                              --------   --------     --------
                                                               107,246    100,084       97,121
OTHER ASSETS
Cable distribution fees, net ($37,462; $34,456 and $40,892,
  respectively, to related parties).........................   104,137    109,594      113,594
Long-term investments ($12,222; $10,154 and $10,536,
  respectively, in related parties).........................    28,391     14,129       24,981
Deferred income taxes.......................................     5,186      6,967        3,649
Other non-current assets ($843; $639 and $1,639,
  respectively, in notes receivable from related parties)...     6,180      6,770        7,622
                                                              --------   --------     --------
                                                               143,894    137,460      149,846
                                                              --------   --------     --------
                                                              $471,102   $418,036     $431,047
                                                              ========   ========     ========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

------------------------------------------------------------------------------------------------------
                                                                   September 30,
                                                            ---------------------------   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                            1997           1996           1996
------------------------------------------------------------------------------------------------------
                                                                          (In thousands)
CURRENT LIABILITIES
Current maturities of long-term obligations...............    $    250       $    230       $    250
Accounts payable..........................................      96,800         76,557         65,266
Income taxes payable......................................       3,598         12,178          8,267
Related party payable.....................................      17,712             --             --
Investment subscription payable...........................          --             --         10,000
Accrued liabilities:
  Programming fees ($8,474; $621 and $9,051, respectively,
     to related parties)..................................      17,755         17,321         22,683
  Sales returns...........................................      10,866         11,700         11,672
  Other...................................................      35,465         46,446         48,401
                                                              --------       --------       --------
          Total current liabilities.......................     182,446        164,432        166,539
LONG-TERM OBLIGATIONS (net of current maturities).........      98,097         98,131         97,934
COMMITMENTS AND CONTINGENCIES.............................          --             --             --
STOCKHOLDERS' EQUITY
Preferred stock -- $.01 par value; authorized 500,000
  shares, no shares issued and outstanding................          --             --             --
Common stock -- $.01 par value; authorized 150,000,000
  shares, issued and outstanding 71,989,159 shares at
  September 30, 1997 and December 31, 1996; issued
  78,975,959 and outstanding 71,989,959 shares at
  September 30, 1996......................................         720            790            720
Class B -- convertible common stock -- $.01 par value;
  authorized, issued and outstanding 20,000,000 shares....         200            200            200
Additional paid-in capital................................     140,062        184,252        140,062
Retained earnings.........................................      51,404         21,946         28,297
Treasury stock -- 6,986,000 common shares, at cost at
  September 30, 1996......................................          --        (48,718)            --
Unearned compensation.....................................      (1,827)        (2,997)        (2,705)
                                                              --------       --------       --------
                                                               190,559        155,473        166,574
                                                              --------       --------       --------
                                                              $471,102       $418,036       $431,047
                                                              ========       ========       ========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------
                                                  Class B
                                                Convertible   Additional
                                       Common     Common       Paid-In     Retained   Treasury     Unearned
                                       Stock       Stock       Capital     Earnings    Stock     Compensation    Total
------------------------------------------------------------------------------------------------------------------------
                                                                        (In thousands)
BALANCE AT JANUARY 1, 1996...........   $777       $200        $169,057    $ 7,677    $(48,718)    $(3,932)     $125,061
Issuance of common stock upon
  exercise of stock options..........     13         --          13,665         --          --          --        13,678
Income tax benefit related to
  executive stock award program,
  stock options exercised and
  employee equity participation
  plan...............................     --         --           1,530         --          --          --         1,530
Expense related to executive stock
  award program and stock options....     --         --              --         --          --         170           170
Expense related to employee equity
  participation plan.................     --         --              --         --          --         765           765
Net earnings for the nine months
  ended September 30, 1996...........     --         --              --     14,269          --          --        14,269
                                        ----       ----        --------    -------    --------     -------      --------
BALANCE AT SEPTEMBER 30, 1996........   $790       $200        $184,252    $21,946    $(48,718)    $(2,997)     $155,473
                                        ====       ====        ========    =======    ========     =======      ========
BALANCE AT JANUARY 1, 1997...........   $720       $200        $140,062    $28,297    $     --     $(2,705)     $166,574
Expense related to executive stock
  award program......................     --         --              --         --          --         113           113
Expense related to employee equity
  participation plan.................     --         --              --         --          --         765           765
Net earnings for the nine months
  ended September 30, 1997...........     --         --              --     23,107          --          --        23,107
                                        ----       ----        --------    -------    --------     -------      --------
BALANCE AT SEPTEMBER 30, 1997........   $720       $200        $140,062    $51,404    $     --     $(1,827)     $190,559
                                        ====       ====        ========    =======    ========     =======      ========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

----------------------------------------------------------------------------------
                                                               Nine Months Ended
                                                                 September 30,
                                                              --------------------
                                                                1997        1996
----------------------------------------------------------------------------------
                                                                 (In thousands)
Cash flows from operating activities:
Net earnings................................................  $ 23,107    $ 14,269
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
     Amortization of cable distribution fees................    14,327      12,550
     Depreciation and amortization..........................    12,321      12,420
     Equity in (earnings) losses of unconsolidated
      affiliates............................................     9,638         (57)
     Inventory carrying value adjustment....................    (1,726)     (1,730)
     Deferred income taxes..................................     2,739      13,558
     Minority interest......................................     2,390          --
     Common stock issued for services provided..............       878         935
     Provision for losses on accounts receivable............       341         697
     (Gain) loss on sale of assets..........................       125        (129)
     Gain on sale of controlling interest in joint
      venture...............................................        --      (1,948)
     Change in current assets and liabilities:
       Increase in accounts and notes receivable............    (1,713)     (2,944)
       (Increase) decrease in inventories...................   (49,584)     12,566
       Decrease in other current assets.....................     3,817       3,363
       Increase (decrease) in accounts payable..............    31,535      (7,740)
       Increase in related party payable....................    22,425          --
       Decrease in accrued liabilities......................   (35,730)       (397)
     Increase in cable distribution fees....................    (4,870)    (22,983)
                                                              --------    --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES.........    30,020      32,430
                                                              --------    --------
Cash flows from investing activities:
  Capital expenditures......................................   (21,656)     (2,661)
  Increase in net long-term investments.....................   (13,048)       (129)
  Proceeds from long-term notes receivable..................       793          48
  Increase in other non-current assets......................      (518)     (2,995)
  Proceeds from sale of assets..............................       412         525
  Cash received from sale of controlling interest in joint
     venture................................................        --       4,924
  Increase in intangible assets.............................        --         (26)
                                                              --------    --------
          NET CASH USED IN INVESTING ACTIVITIES.............   (34,017)       (314)
                                                              --------    --------
Cash flows from financing activities:
  Principal payments on long term obligations...............        --    (146,325)
  Net proceeds from issuance of Convertible Subordinated
     Debentures.............................................        --      97,200
  Proceeds from issuance of common stock....................        --      13,678
  Borrowings from secured credit facility...................        --      10,000
                                                              --------    --------
          NET CASH USED IN FINANCING ACTIVITIES.............        --     (25,447)
                                                              --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (3,997)      6,669
Cash and cash equivalents at beginning of period............    16,274      25,164
                                                              --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 12,277    $ 31,833
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

     On December 20, 1996, the Company consummated a merger (the "Merger") with HSN, Inc. ("HSNi"), formerly known as Silver King Communications, Inc. The Merger does not result in a change in the accounting basis of the net assets of the Company as presented in the accompanying Condensed Consolidated Financial Statements.

     Certain amounts in the Condensed Consolidated Financial Statements for 1996 were reclassified to conform to the 1997 presentation.

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

NOTE C -- INCOME TAXES

     The Company had taxable income for the quarter and nine months ended September 30, 1997, which utilized the entire net operating loss carryforward from the short taxable year, December 21, 1996 to December 31, 1996.

     On June 23, 1997, the Internal Revenue Service ("IRS") completed the examination of the Company's federal income tax returns for fiscal years 1992, 1993 and 1994. The IRS proposed adjustments resulting in a potential tax deficiency of $9.3 million, primarily related to the disallowance of deductions pertaining to a legal settlement and stock options exercised under the 1986 Cable Operators Stock Option Plan. On July 23, 1997, the Company made a payment of $1.3 million of tax and $.3 million of interest, for all undisputed issues. These undisputed issues were related to inter-period allocations of tax deductions, which will reverse in subsequent periods. To minimize interest expense in the event of an unfavorable outcome of the disputed items, the Company deposited $2.8 million with the IRS in July 1997. The Company maintains it has meritorious positions with respect to the disputed adjustments and on August 22, 1997, filed a protest with the IRS.

     In addition, the IRS reversed its position on an issue with respect to a former related party, which will result in a refund of $5.0 million in taxes and interest related to fiscal years 1986 to 1989.

     The effects of the settlement of undisputed items, the potential impact of the disputed items, and the $5.0 million refund were included in previous years' tax provisions and, accordingly, had no impact on the income tax provision for the quarter and nine months ended September 30, 1997.

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

     Supplemental disclosure of cash flow information:

-------------------------------------------------------------------------------
                                                              Nine Months Ended
                                                                September 30,
                                                              -----------------
                                                               1997      1996
-------------------------------------------------------------------------------
                                                               (In thousands)
CASH PAID FOR:
  Interest..................................................  $5,907    $ 9,077
  Income taxes..............................................   5,531        207
CASH RECEIVED FOR:
  Income tax refund.........................................     110     14,000

NOTE E -- SUBSEQUENT EVENTS

     On October 20, 1997, HSNi and Universal Studios, Inc. ("Universal"), a subsidiary of The Seagram Company, Ltd., announced an agreement to contribute the majority of Universal's television assets to HSNi and the Company in a transaction in which Universal will receive $4.1 billion in value in the form of 45% of HSNi's outstanding common equity equivalents and $1.2 billion in cash. In addition, upon consummation of the transaction, HSNi intends to change its corporate name to USA Networks, Inc. The transaction, which is expected to close in the first quarter of 1998, is subject to customary conditions, including the approval of HSNi's stockholders. The Universal assets to be contributed include all the domestic operations and 50% of the international operations of USA Network and the Sci-Fi Network, as well as Universal's domestic production and distribution operations.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS IN ACCORDANCE WITH GENERAL INSTRUCTION H TO FORM 10-Q

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

GENERAL

     Home Shopping Network, Inc., which includes its subsidiaries (collectively, the "Company"), is a majority-owned subsidiary of HSN, Inc., formerly named Silver King Communications, Inc. ("HSNi"). The Company's primary business is electronic retailing conducted by Home Shopping Club, Inc. ("HSC"), a wholly-owned subsidiary of the Company, which operates two services, The Home Shopping Network ("HSN") and America's Store, each twenty-four hours a day, seven days a week.

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

     THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS. THESE ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE IDENTIFIED BELOW, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "OPTIMISTIC," "INTEND," "AIM," "WILL," AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE ON WHICH THEY ARE MADE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY OR REVISE ANY FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, AS WELL AS AFFECT THE COMPANY'S ABILITY TO ACHIEVE ITS GOALS REFERRED TO HEREIN, INCLUDE BUT ARE NOT LIMITED TO, THE FOLLOWING: BUSINESS AND GENERAL ECONOMIC CONDITIONS, MEDIA COVERAGE WHICH MIGHT DISRUPT VIEWERSHIP PATTERNS, COMPETITIVE FACTORS, CHANNEL SPACE AVAILABILITY, THE COST AND AVAILABILITY OF APPROPRIATE MERCHANDISE AND DELIVERY SERVICES, CONSOLIDATION WITHIN THE CABLE INDUSTRY, COST OF CARRIAGE OF THE COMPANY'S PROGRAMMING AND CHANGES IN THE REGULATORY ENVIRONMENT.

CONSOLIDATED RESULTS OF OPERATIONS

     The following discussion presents the material changes in the consolidated results of operations of the Company which have occurred in the third quarter and the first nine months of 1997, compared with the same periods in 1996. Reference should also be made to the Condensed Consolidated Financial Statements included herein.

     All tables and discussion included herein calculate the percentage changes using actual dollar amounts, versus rounded dollar amounts.

NET SALES

     For the quarter and nine months ended September 30, 1997, net sales for the Company increased $5.7 million, or 2.4%, to $240.0 million from $234.3 million and $18.5 million, or 2.5%, to $752.4 million from $733.9 million, respectively, compared to the same periods in 1996. Net sales of HSC increased $17.2 million, or 8.3%, and $56.4 million, or 8.7% for the quarter and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. HSC's sales reflect increases of 7.9% and 11.2% in the number of packages shipped and decreases of 2.5% and 7.1% in the average price per unit sold for the quarter and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. The increase in HSC net sales was offset by planned decreases in net sales of wholly-owned subsidiaries, HSN Mail Order, Inc. ("Mail Order"), and the retail outlet stores of $8.7 million and $2.6 million, respectively, for the quarter ended September 30, 1997, and $25.8 million and $7.8 million, respectively, for the nine months then ended, compared to the same periods in 1996.

     The Company believes that the improved sales in the quarter and nine months ended September 30, 1997, compared to the same periods in 1996, were primarily the result of ongoing changes made to the Company's merchandising and programming strategies. Management is continuing to take additional steps to improve sales by changing the mix of products sold, introducing new products, optimizing the average price per unit, creating exciting programming, taking measures to increase the frequency of the customer's purchases and attracting new customers. Additional personnel have been hired to assist in implementing these new merchandising and programming strategies. There can be no assurance that the additional changes to the Company's merchandising and programming strategies will achieve management's intended results.

     For the quarter and nine months ended September 30, 1997, HSC's merchandise return percentage decreased to 22.8% from 23.2% and to 22.7% from 24.3%, respectively, compared to the same periods in 1996. Management believes that the lower return rate is primarily attributable to the decrease in the average price per unit and the mix of products sold, which may vary in subsequent quarters.

     At September 30, 1997 and 1996, HSC had approximately 4.6 million active customers. An active customer is one who has completed a transaction within the last eighteen months or placed an order within the last seven months. In addition, 61.3% of active customers have made more than one purchase in the last eighteen months, compared to 59.4% at September 30, 1996.

     The following table highlights the changes in the estimated unduplicated television household reach of HSN, the Company's primary service, for the twelve months ended September 30, 1997:

--------------------------------------------------------------------------------------------------
                                                        Cable*    Broadcast    Satellite    Total
--------------------------------------------------------------------------------------------------
                                                               (In thousands of households)
Households -- September 30, 1996......................  46,956     18,921        3,788      69,665
Net additions/(deletions).............................   3,220     (1,017)          --       2,203
Shift in classification...............................     449       (449)          --          --
Change in Nielsen household counts....................      --       (701)          --        (701)
                                                        ------     ------        -----      ------
Households -- September 30, 1997......................  50,625     16,754        3,788      71,167
                                                        ======     ======        =====      ======

---------------

* Households capable of receiving both broadcast and cable transmissions are included under cable and therefore are excluded from broadcast to present unduplicated household reach. Cable households included 3.8 million and 1.8 million direct broadcast satellite ("dbs") households at September 30, 1997 and 1996, respectively, and therefore, these households are excluded from satellite.

     According to industry sources, as of September 30, 1997, there were 96.9 million homes in the United States with a television set, 64.4 million basic cable television subscribers and 3.8 million homes with satellite dish receivers, excluding dbs.

     In addition, as of September 30, 1997, approximately 10.4 million cable television households could be reached by America's Store, of which 3.8 million are on a part-time basis. Of the total cable television households receiving America's Store, 9.0 million also receive HSN.

     During the remainder of 1997, cable system contracts covering 2.3 million cable subscribers are subject to termination or renewal. This represents 4.5% of the total number of unduplicated cable households receiving HSN. The Company is pursuing both renewals and additional cable television system contracts, but channel availability, competition, consolidation within the cable industry and cost of carriage are some of the factors affecting the negotiations for cable television system contracts. Although management cannot determine the percentage of expiring contracts that will be renewed or the number of households that will be added through new contracts, management believes that a majority of these contracts will be successfully renegotiated.

     HSNi, as part of its disengagement strategy, has selected its Miami, Florida station as the initial station which will cease broadcasting HSN and commence broadcasting its new local programming format in the

Spring of 1998. Management is continuing to evaluate the effects that the disaffiliation will have on Home Shopping's ability to reach some of its existing customers in the Miami area, including a reduction in revenues or incurring additional expenses to secure carriage of HSN. The Company believes that the process of disaffiliation can be successfully managed to minimize adverse consequences.

GROSS PROFIT

     For the quarter and nine months ended September 30, 1997, gross profit decreased $1.6 million, or 1.6%, to $95.7 million from $97.3 million and increased $27.9 million, or 10.0%, to $308.4 million from $280.4 million, respectively, compared to the same periods in 1996. As a percentage of net sales, gross profit decreased to 39.9%, from 41.5% for the quarter ended September 30, 1997 and increased to 41.0% from 38.2% for the nine months then ended, compared to the same periods in 1996.

     Gross profit of HSC increased $1.7 million and $38.2 million, respectively, for the quarter and nine months ended September 30, 1997. These increases were primarily offset by decreases in Mail Order's gross profit of $3.5 million and $10.6 million, respectively, relating to the planned reduction of the mail order business in 1997. As a percentage of HSC's net sales, gross profit decreased to 38.5% from 40.9% and increased to 39.8% from 37.4% for the quarter and nine months ended September 30, 1997, respectively, compared to the same periods in 1996.

     The dollar increases in HSC's gross profit relate to the higher sales volume. Management believes that the increases in consolidated and HSC's gross profit percentage for the nine months ended September 30, 1997, when compared to 1996, are primarily the result of changes in merchandising and programming strategies, as discussed in "Net Sales." The decreases in consolidated and HSC's gross profit percentages for the quarter ended September 30, 1997, when compared to 1996, were due to planned decreases as a result of product mix changes and promotional activities related to the Company's 20th Anniversary celebration. In addition, the Company had special promotional pricing in reaction to the temporary decrease in viewership resulting from television coverage of the death of Princess Diana and anticipated customer reluctance to order during the UPS strike.

OPERATING EXPENSES

     The following table highlights the operating expense section from the Company's Condensed Consolidated Statements of Operations:

---------------------------------------------------------------------------------------------------------
                                                  Three Months Ended              Nine Months Ended
                                                  September 30, 1997              September 30, 1997
                                             ----------------------------    ----------------------------
                                               $        $        %             $        $        %
                                             Amount   Change   Change        Amount   Change   Change
---------------------------------------------------------------------------------------------------------
                                                               (In millions, except %)
Selling and marketing......................  $33.5    $(1.7)    (4.9)%       $100.9   $(6.2)    (5.8)%
Engineering and programming................   23.3     (1.3)    (5.3)          70.6    (2.6)    (3.6)
General and administrative.................   16.9      (.4)    (2.1)          54.8     4.0      7.9
Depreciation and amortization..............    8.6       .2      1.8           26.5     1.6      6.6
                                             -----    -----     ----         ------
                                             $82.3    $(3.2)    (3.8)        $252.8   $(3.2)    (1.3)
                                             =====    =====     ====         ======

     As a percentage of net sales, operating expenses decreased to 34.3% from 36.5% and to 33.6% from 34.9%, respectively, for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996.

SELLING AND MARKETING

     For the quarter and nine months ended September 30, 1997, selling and marketing expenses, as a percentage of net sales, decreased to 14.0% from 15.0% and to 13.4% from 14.6%, respectively, compared to the same periods in 1996.

     The major components of selling and marketing expenses are detailed below:

---------------------------------------------------------------------------------------------------------
                                                  Three Months Ended              Nine Months Ended
                                                  September 30, 1997              September 30, 1997
                                             ----------------------------    ----------------------------
                                               $        $        %             $        $        %
                                             Amount   Change   Change        Amount   Change   Change
---------------------------------------------------------------------------------------------------------
                                                               (In millions, except %)
Telephone, operator and customer service...  $11.8    $(1.8)   (13.0)%       $37.4    $(1.3)    (3.4)%
Fees to cable system operators:
  Commissions..............................   10.1       .8      9.1          31.3      2.3      7.9
  Performance bonus commissions............    2.8       .2      9.3           7.5      (.8)    (9.3)
  Marketing payments for cable
     advertising...........................    2.2      (.1)    (2.6)          6.5     (1.0)   (12.8)
Mail order catalog expenses................     .3     (2.1)   (89.0)          1.0     (6.5)   (86.8)

     Telephone, operator and customer service expenses are typically related to sales, call volume, and the number of packages shipped. Telephone expense decreased $.7 million or 12.2% for the quarter ended September 30, 1997, and increased only $.6 million, or 3.8%, for the nine months then ended, compared to the same periods in 1996. The increase in call and package volume was offset by a rate reduction received from the Company's telephone carrier in the third quarter of 1997. Operator and customer service payroll expenses decreased $1.0 million, or 13.1%, and $1.9 million, or 8.4%, for the quarter and nine months ended September 30, 1997, respectively, due to volume efficiencies and a reduced work force. For the remainder of 1997, management expects to experience reductions in telephone, operator and customer service expenses in relation to call and package volume when compared to the same period in 1996.

     For the quarter and nine months ended September 30, 1997, commissions to cable system operators increased as a result of the increase in sales. Commission payments are based on net merchandise sales after giving effect to customer returns. Additionally, cable operators which have executed agreements to carry the Company's programming are generally compensated for all sales within their service area resulting from watching HSN and America's Store via cable or a broadcast television station. As a result of the above factors, subject to sales volume, fees paid to cable system operators are expected to remain at these higher levels in future periods.

     Performance bonus commissions decreased for the nine months ended September 30, 1997, compared to the same period in 1996, due to lower guaranteed minimum commission expense during the first half of 1997. This expense increased for the quarter ended September 30, 1997, compared to the same period in 1996, as a result of subscriber growth in certain cable systems and increased sales in their service areas. Performance bonus commissions are expected to increase for the remainder of 1997, compared to the same period in 1996.

     Marketing payments for cable advertising decreased for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996, because older agreements requiring such payments expired or were renegotiated and new cable carriage agreements were executed. Current contracts generally provide other forms of incentive compensation to cable operators, including upfront payments of cable distribution fees or performance bonus commissions which require payments based upon HSC attaining certain sales levels in the cable operator's service area. Accordingly, marketing payments for cable advertising are expected to decrease and amortization of cable distribution fees will increase for the remainder of 1997, compared to the same period in 1996.

     The decrease in mail order catalog expenses relates to the planned reduction of the mail order business in 1997. Total selling and marketing expenses are expected to remain relatively constant as a percentage of net sales for the remainder of 1997.

ENGINEERING AND PROGRAMMING

     For the quarter and nine months ending September 30, 1997, engineering and programming expenses, as a percentage of net sales, decreased to 9.7% from 10.5% and to 9.4% from 10.0%, respectively, compared to the same periods in 1996.

     Broadcast costs payable to SKTV, Inc. ("SKTV"), a wholly-owned subsidiary of HSNi, for the quarter and nine months ended September 30, 1997, decreased $1.2 million and $2.6 million, respectively, compared to the same periods in 1996. The expense for the quarter and nine months ended September 30, 1996, includes $.9 million and $2.7 million, respectively, of bonus commissions which were reversed in the fourth quarter of 1996 and not accrued in the quarter and nine months ended September 30, 1997. In addition, broadcast costs, other than SKTV, decreased $.4 million and $1.2 million for the quarter and nine months ended September 30, 1997, respectively, relating to fewer broadcast affiliates compared to 1996. These decreases were partially offset by increased HSC production and sets costs of $.5 million and $1.9 million for the quarter and nine months ended September 30, 1997, respectively, primarily relating to the launch and development of America's Store in 1997. For the remainder of 1997, engineering and programming expenses are expected to decrease slightly in comparison to the same periods in 1996.

GENERAL AND ADMINISTRATIVE

     For the quarter and nine months ended September 30, 1997, general and administrative expenses, as a percentage of net sales, decreased to 7.1% from 7.4% and increased to 7.3% from 6.9%, respectively, compared to the same periods in 1996.

     General and administrative expenses for the quarter and nine months ended September 30, 1997, included higher payroll costs of $1.3 million and $3.8 million, respectively, compared to the same periods in 1996, primarily relating to additional management personnel hired in late 1996 and early 1997. General and administrative expenses for the quarter ended September 30, 1997, were offset by a $1.9 million credit in bonus expense due to the reversal of bonuses accrued in 1997.

     For the remainder of 1997, management expects general and administrative expenses to remain higher than the comparable period in the prior year.

DEPRECIATION AND AMORTIZATION

     The increase in depreciation and amortization for the quarter and nine months ended September 30, 1997, was primarily due to amortization of cable distribution fees which increased $.2 million and $1.8 million for the quarter and nine months ended September 30, 1997. Amortization of these fees is expected to total $19.2 million in 1997 based on existing agreements. Amortization amounts will increase if additional long-term cable contracts containing upfront payments of cable distribution fees are entered into during the remainder of 1997, as discussed in "Selling and Marketing." In addition, due to higher capital expenditure levels in 1997 compared to 1996, depreciation expense is expected to increase for the remainder of 1997, compared to the same period in 1996.

OTHER INCOME (EXPENSE)

     Interest expense decreased $.3 million and $2.9 million for the quarter and nine months ended September 30, 1997, respectively, due to a lower level of borrowings by the Company at a lower average interest rate. Management expects that interest expense for the remainder of 1997 will be comparable to the same periods in 1996.

     For the quarter and nine months ended September 30, 1997, the Company had net miscellaneous expense of $3.2 million and $9.3 million, respectively, primarily due to equity losses relating to the Company's investments in Home Order Television GmbH & Co. and Jupiter Shop Channel Co;. Ltd. For the quarter and nine months ended September 30, 1996, the Company had net miscellaneous income of $1.0 million and $5.4 million, respectively, which primarily included a gain on the sale of other assets of $.8 million in the third quarter of 1996, a one time gain on the sale of a controlling interest in its infomercial joint venture, HSN Direct Joint Venture, of $1.9 million in the second quarter of 1996 and a one time $1.5 million payment received in the first quarter of 1996 in connection with the termination of the Canadian Home Shopping Network license agreement.

INCOME TAXES

     The Company's effective tax rate, calculated on earnings before income taxes and minority interest, was 35.0% and 39.8% for the quarter and nine months ended September 30, 1997, respectively, and 38.0% for the quarter and nine months ended September 30, 1996. The Company's effective tax rate for these periods differed from the statutory rate due to the amortization of non-deductible goodwill and state income taxes. The Company's effective tax rate is expected to exceed the statutory rate for the remainder of 1997.

SEASONALITY

     The Company believes that seasonality does impact its business but not to the extent it impacts the retail industry in general.

                          PART II -- OTHER INFORMATION

ITEM 6(A) -- EXHIBITS

     Exhibit 27 -- Financial Data Schedule (for SEC use only).

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     HOME SHOPPING NETWORK, INC.
                                                     --------------------------------------------------------
                                                     (Registrant)

Dated            November 13, 1997                   /s/ JAMES G. HELD
-------------------------------------------------    --------------------------------------------------------
                                                     James G. Held
                                                     President and Chief Executive Officer

Dated            November 13, 1997                   /s/ JED B. TROSPER
-------------------------------------------------    --------------------------------------------------------
                                                     Jed B. Trosper
                                                     Senior Executive Vice President,
                                                     Chief Operating Officer, Chief Financial Officer
                                                     and Treasurer
                                                     (Principal Financial Officer)

Dated            November 13, 1997                   /s/ BRIAN J. FELDMAN
-------------------------------------------------    --------------------------------------------------------
                                                     Brian J. Feldman
                                                     Vice President and Controller
                                                     (Chief Accounting Officer)