Form 10-Q
period 1999-06-30
HOME SHOPPING NETWORK INC
filed 1999-08-16
CIK 791024

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 16, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
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

                                  Yes X  No __

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
----------------------------------------------------------------------------------------------
                                                  1999        1998         1999         1998
----------------------------------------------------------------------------------------------
                                                                (In thousands)
NET REVENUES
  Networks and television production..........  $316,612    $309,841    $  648,365    $476,003
  Electronic retailing........................   285,122     266,224       560,905     508,420
  Internet services...........................     6,544       4,720        12,851       8,533
  Other.......................................     2,836       3,627         6,882       6,815
                                                --------    --------    ----------    --------
     Total net revenues.......................   611,114     584,412     1,229,003     999,771
                                                --------    --------    ----------    --------
Operating costs and expenses:
  Cost of sales...............................   182,586     167,300       358,672     319,580
  Program costs...............................   149,280     167,661       319,347     257,799
  Selling and marketing.......................    73,107      69,636       135,738     125,231
  General and administrative..................    57,760      44,323       113,796      77,884
  Other operating costs.......................    22,190      23,125        44,319      42,851
  Amortization of cable distribution fees.....     6,186       4,954        12,276      10,564
  Depreciation and amortization...............    43,555      40,658        86,562      68,251
                                                --------    --------    ----------    --------
     Total operating costs and expenses.......   534,664     517,657     1,070,710     902,160
                                                --------    --------    ----------    --------
     Operating profit.........................    76,450      66,755       158,293      97,611
  Other income (expense):
  Interest income.............................     8,708       3,496        19,323       5,422
  Interest expense............................   (20,241)    (34,995)      (40,619)    (54,082)
  Gain on sale of securities..................     2,970          --        50,270          --
  Other, net..................................    (7,958)     (7,047)        1,658     (12,720)
                                                --------    --------    ----------    --------
                                                 (16,521)    (38,546)       30,632     (61,380)
                                                --------    --------    ----------    --------
  Earnings before income taxes and minority
     interest.................................    59,929      28,209       188,925      36,231
  Income tax expense..........................   (13,962)     (6,430)      (34,154)    (13,359)
  Minority interest...........................   (37,394)    (15,064)     (114,700)    (19,394)
                                                --------    --------    ----------    --------
NET EARNINGS..................................  $  8,573    $  6,715    $   40,071    $  3,478
                                                ========    ========    ==========    ========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

-----------------------------------------------------------------------------------------
                                                               JUNE 30,      DECEMBER 31,
ASSETS                                                           1999            1998
-----------------------------------------------------------------------------------------

                                                                    (In thousands)
CURRENT ASSETS
Cash and cash equivalents...................................  $   13,658      $  234,903
Accounts and notes receivable, net of allowance of $29,587
  and $20,572, respectively.................................     324,448         317,298
Inventories, net............................................     365,240         411,727
Investment held for sale....................................      31,352              --
Other current assets, net...................................      17,857          14,685
                                                              ----------      ----------
          Total current assets..............................     752,555         978,613
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................      98,533          95,013
Buildings and leasehold improvements........................      55,484          55,136
Furniture and other equipment...............................      40,935          30,068
                                                              ----------      ----------
                                                                 194,952         180,217
  Less accumulated depreciation and amortization............     (59,508)        (43,262)
                                                              ----------      ----------
                                                                 135,444         136,955
Land........................................................      10,242          10,242
Projects in progress........................................      25,231          14,587
                                                              ----------      ----------
                                                                 170,917         161,784
OTHER ASSETS
Intangible assets, net......................................   5,163,905       5,231,776
Cable distribution fees, net ($38,478 and $39,650,
  respectively, to related parties).........................     100,886         100,416
Long-term investments.......................................      48,574          57,830
Notes and accounts receivable, net of current portion
  ($1,980 and $3,356, respectively, from related parties)...      26,111          41,508
Inventories, net............................................     140,109         150,293
Deferred income taxes.......................................     105,267         119,110
Advances to USAi and subsidiaries...........................     479,811         120,436
Deferred charges and other, net ($4,673 and $4,357,
  respectively, from related parties).......................      39,822          39,075
                                                              ----------      ----------
                                                              $7,027,957      $7,000,841
                                                              ==========      ==========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

----------------------------------------------------------------------------------------
                                                               JUNE 30,     DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                             1999           1998
----------------------------------------------------------------------------------------

                                                                    (In thousands)
CURRENT LIABILITIES
Current maturities of long-term obligations.................  $   40,825     $   28,223
Accounts payable, trade.....................................     117,796        159,288
Obligations for program rights and film costs...............     218,531        184,074
Cable distribution fees payable ($18,663 and $18,633,
  respectively, to related parties).........................      27,782         44,588
Deferred revenue............................................      41,847         30,813
Deferred income taxes.......................................      10,015         10,016
Other accrued liabilities...................................     261,091        248,702
                                                              ----------     ----------
          Total current liabilities.........................     717,887        705,704
LONG-TERM OBLIGATIONS, net of current.......................     707,951        732,307
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, net of
  current...................................................     339,547        409,716
OTHER LONG-TERM LIABILITIES.................................      51,765         49,857
MINORITY INTEREST...........................................   3,888,646      3,783,085
STOCKHOLDERS' EQUITY
Common stock................................................   1,221,408      1,221,408
Additional paid-in capital..................................      70,755         70,755
Retained earnings...........................................       5,695         18,379
Unrealized gain in available for sale securities............      24,746         10,353
Unearned compensation.......................................        (443)          (723)
                                                              ----------     ----------
  Total stockholders' equity................................   1,322,161      1,320,172
                                                              ----------     ----------
                                                              $7,027,957     $7,000,841
                                                              ==========     ==========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                ADDITIONAL                             UNEARNED
                                                                     COMMON      PAID-IN     RETAINED   UNREALIZED   COMPENSATION
                                                        TOTAL        STOCK       CAPITAL     EARNINGS     GAINS         TOTAL
---------------------------------------------------------------------------------------------------------------------------------

                                                                                    (IN THOUSANDS)
BALANCE AT JANUARY 1, 1999.........................   $1,320,172   $1,221,408    $70,755     $18,379     $10,353        $(723)
Comprehensive Income:
 Net earnings for the six months ended June 30,
   1999............................................       40,071           --         --      40,071          --           --
 Increase in unrealized gains in available for sale
   securities......................................       14,393           --         --          --      14,393           --
                                                      ----------
   Comprehensive income............................       54,464           --         --          --          --           --
Mandatory tax distribution to LLC partners.........      (52,755)          --         --     (52,755)         --           --
Cancellation of employee equity program............          280           --         --          --          --          280
                                                      ----------   ----------    -------     -------     -------        -----
BALANCE AT JUNE 30, 1999...........................   $1,322,161   $1,221,408    $70,755     $ 5,695     $24,746        $(443)
                                                      ==========   ==========    =======     =======     =======        =====

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      SIX MONTHS
                                                                         ENDED
                                                                       JUNE 30,
                                                               -------------------------
----------------------------------------------------------------------------------------
                                                                 1999           1998
----------------------------------------------------------------------------------------
                                                                    (In thousands)
Cash flows from operating activities:
Net earnings................................................   $  40,071     $     3,478
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Depreciation and amortization.............................      86,562          68,251
  Amortization of cable distribution fees...................      12,276          10,564
  Amortization of program rights and film costs.............     261,252         226,998
  Gain on sale of securities................................     (50,270)             --
  Minority interest.........................................     114,700          19,394
  Changes in current assets and liabilities:
    Accounts receivable.....................................       3,108         (46,673)
    Inventories.............................................      (2,177)        (15,103)
    Accounts payable........................................     (41,286)         53,292
    Accrued liabilities.....................................      30,759          52,814
  Payment for program rights and film costs.................    (255,335)       (233,742)
  Increase in cable distribution fees.......................     (12,746)         (1,140)
  Other, net................................................       7,387         (23,249)
                                                               ---------     -----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES...........     194,301         114,884
                                                               ---------     -----------
Cash flows from investing activities:
  Acquisition of Universal Transaction, net of cash
    acquired................................................          --      (1,297,233)
  Acquisitions, net of cash acquired........................      (7,500)             --
  Capital expenditures, net.................................     (28,862)        (14,660)
  Increase in long-term investments.........................     (12,150)         (7,178)
  Proceeds from long-term notes receivable..................       3,691              --
  Proceeds from sale of securities..........................      61,080              --
  Other, net................................................       2,163         (20,855)
                                                               ---------     -----------
        NET CASH PROVIDED BY (USED IN) INVESTING
        ACTIVITIES..........................................      18,422      (1,339,926)
                                                               ---------     -----------
Cash flows from financing activities:
  Borrowings................................................          --       1,741,380
  Principal payments on long-term obligations...............     (13,942)       (629,822)
  Payment of mandatory tax distribution to LLC Partners.....     (52,755)             --
  Proceeds from issuance of LLC shares......................      22,732         402,454
  Repurchase of LLC shares..................................      (4,938)             --
  Intercompany..............................................    (385,065)       (273,316)
                                                               ---------     -----------
        NET CASH (USED IN) PROVIDED BY FINANCING
        ACTIVITIES..........................................    (433,968)      1,240,696
                                                               ---------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................    (221,245)         15,654
Cash and cash equivalents at beginning of period............     234,903          23,022
                                                               ---------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................   $  13,658     $    38,676
                                                               =========     ===========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION

     Home Shopping Network, Inc. (the "Company", "Holdco" or "Home Shopping"), is a holding company, whose subsidiary USANi LLC is engaged in diversified media and electronic commerce businesses. In December 1996, the Company consummated a merger with USA Networks, Inc. ("USAi"), formerly known as HSN, Inc., and became a subsidiary of USAi (the "Home Shopping Merger").

     On February 12, 1998, USAi acquired USA Networks, a New York general partnership, consisting of cable television networks, USA Network and the Sci-Fi Channel ("Networks"), as well as the domestic television production and distribution businesses of Universal Studios ("Studios USA") from Universal Studios, Inc. ("Universal"), an entity controlled by The Seagram Company Ltd. ("Seagram") (the "Universal Transaction").

     In connection with the Universal Transaction, the Company formed a new subsidiary, USANi LLC, and contributed the operating assets of the Home Shopping Network services ("HSN") to USANi LLC. Furthermore, USAi contributed Networks and Studios USA to USANi LLC on February 12, 1998.

     As of June 30, 1999, the Company engages in three principal areas of business:

     - NETWORKS AND TELEVISION PRODUCTION, which includes Networks and Studios USA. Networks operates the USA Network and The Sci-Fi Channel cable networks and Studios USA produces and distributes television programming.

     - ELECTRONIC RETAILING, consisting primarily of the Home Shopping Network and America's Store, which are engaged in the electronic retailing business.

     - INTERNET SERVICES, which represents the Company's on-line retailing networks business.

BASIS OF PRESENTATION

     The interim Condensed Consolidated Financial Statements and Notes thereto of the Company are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 1998 contained in the Form S-4 Registration Statement (File No. 333-71305) for the $500.0 million 6 3/4% Senior Notes.

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

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Significant estimates underlying the accompanying consolidated financial statements and notes include the inventory carrying adjustment, program rights and film cost amortization, sales return accrual and other revenue

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) allowances, allowance for doubtful accounts, recoverability of intangibles and other long-lived assets, management's forecast of anticipated revenues from the distribution of television product in order to evaluate the ultimate recoverability of film inventory and amortization of program usage.

NOTE 3 -- BUSINESS ACQUISITIONS

UNIVERSAL TRANSACTION

     In connection with the Universal Transaction, USAi paid Universal approximately $4.1 billion in the form of a cash payment of approximately $1.6 billion, a portion of which ($300 million plus interest) was deferred until no later than June 30, 1998, and an effective 45.8% interest in USAi through shares of common stock, par value $.01 per share, of USAi (the "Common Stock") and Class B common stock, par value $.01 per share, of USAi (the "Class B Common Stock"), and shares ("LLC Shares") of a newly formed limited liability company ("USANi LLC") which are exchangeable (subject to regulatory restrictions) into shares of Common Stock and Class B Common Stock. At the closing of the Universal Transaction, USAi contributed its Home Shopping business to USANi LLC, a subsidiary of USAi. Simultaneously with this transaction, the remaining 1,178,322 shares of Class B Common Stock were issued in accordance with Liberty Media Corporation's ("Liberty") contingent right to receive such shares as part of the Home Shopping Merger in 1996.

     The Investment Agreement, as amended and restated as of December 18, 1997, among USAi, Home Shopping, Universal and Liberty, a subsidiary of AT&T Corporation (the "Investment Agreement"), relating to the Universal Transaction also contemplated that, on or prior to June 30, 1998, USAi and Liberty, would complete a transaction involving a $300 million cash investment, plus an interest factor, by Liberty in USAi through the purchase of Common Stock or LLC Shares. The transaction closed on June 30, 1998 with Liberty making a cash payment of $308.5 million in exchange for 15,000,000 LLC shares.

     The following unaudited pro forma condensed combined financial information for the six months ended June 30, 1998, is presented to show the results of the Company, as if the Universal Transaction had occurred as of January 1, 1998. The pro forma results include certain adjustments, including increased amortization related to goodwill and other intangibles, changes in programming and film costs amortization and an increase in interest expense, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned dates.

                                                         SIX MONTHS ENDED
                                                          JUNE 30, 1998
                                                         ----------------
                                                          (IN THOUSANDS)
Net revenues.........................................       $1,571,135
Net earnings.........................................       $    7,233

NOTE 4 -- CONSOLIDATED STATEMENTS OF CASH FLOWS

     SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999:

     During the six months ended June 30, 1999, the Company acquired post-production equipment through a capital lease totaling $2.1 million.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 4 -- CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)
     SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998:

----------------------------------------------------------------------------
                                                              (In thousands)
     ACQUISITION OF USA NETWORKS AND STUDIOS USA
       Acquisition price....................................   $ 4,115,531
       Less: Amount paid in cash............................    (1,300,983)
                                                               -----------
       Total Non-Cash Consideration.........................   $ 2,814,548
                                                               ===========
     Components of Non-Cash Consideration:
       Deferred purchase price liability....................   $   300,000
       Issuance of Common Shares and Class B Shares.........       277,898
       Issuance of USANi LLC Shares.........................     2,236,650
                                                               -----------
                                                               $ 2,814,548
                                                               ===========

     Exchange of Minority Interest in USANi LLC for Deferred
      Purchase Price Liability..............................   $   199,576
                                                               ===========

     As of March 1, 1998, the 5 7/8% Convertible Subordinated Debentures were converted to 7,499,022 shares of USAi Common Stock.

     During the six months ended June 30, 1998, the Company acquired computer equipment through a capital lease totaling $15.5 million.

NOTE 5 -- INVENTORIES

------------------------------------------------------------------------------------------------
                                                         JUNE 30,              DECEMBER 31,
                                                           1999                    1998
                                                   ---------------------   ---------------------
INVENTORIES CONSIST OF:                            CURRENT    NONCURRENT   CURRENT    NONCURRENT
------------------------------------------------------------------------------------------------
                                                                  (In thousands)
     Film costs:
       Released, less amortization...............  $ 78,241    $ 55,307    $ 98,082    $ 61,310
       In process and unreleased.................     3,159          --         138          --
     Programming costs, net of amortization......   125,141      84,802     151,192      88,983
     Merchandise held for sale...................   158,198          --     162,315          --
     Other.......................................       501          --          --          --
                                                   --------    --------    --------    --------
               Total.............................  $365,240    $140,109    $411,727    $150,293
                                                   ========    ========    ========    ========

     The Company estimates that approximately 90% of unamortized film costs at June 30, 1999 will be amortized within the next three years.

NOTE 6 -- PROGRAM RIGHTS AND FILM COSTS

     As of June 30, 1999, the liability for program rights, representing future payments to be made under program contract agreements amounted to $460.6 million. Annual payments required are $99.9 million in 1999, $140.9 million in 2000, $80.6 million in 2001, $52.4 million in 2002, $36.6 million in 2003 and
$50.2 million in 2004 and thereafter. Amounts representing interest are $35.1 million and the present value of future payments is $425.5 million.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 6 -- PROGRAM RIGHTS AND FILM COSTS -- (CONTINUED)
     As of June 30, 1999, the liability for film costs amounted to $132.6 million. Annual payments are $45.6 million in 1999 and $87.0 million in 2000.

     Unrecorded commitments for program rights consist of programs for which the license period has not yet begun or the program is not yet available to air. As of June 30, 1999, the unrecorded commitments amounted to $774.7 million. Annual commitments are $35.2 million for the remainder of 1999, $128.3 million in 2000, $166.2 million in 2001, $150.3 million in 2002, $105.6 million in 2003 and
$189.1 million in 2004 and thereafter.

NOTE 7 -- INVESTMENTS

     During the three and six months ended June 30, 1999, the Company recognized gains of $3.0 million and $50.3 million, respectively, from the sale of securities in a publicly traded entity.

     In March 1999, the Company entered into a series of financial instruments to hedge the value of the Company's investment in securities of a publicly traded entity. This hedge establishes a floor and ceiling for the value of these securities and is intended to minimize the impact of market fluctuations until the Company sells these securities. The hedge instruments expire during the third quarter of 1999. The Company intends to sell the securities during the third quarter of 1999. Based on the closing price of the underlying securities, the fair value of the hedge as of June 30, 1999 reflects a loss of $11.7 million, which is offset by the unrealized gain on the fair value of the security from the date the hedge transaction was entered.

NOTE 8 -- GUARANTEE OF NOTES

     On November 23, 1998, USAi and USANi LLC issued $500.0 million 6 3/4% Senior Notes due 2005 (the "Notes") as co-obligors. Home Shopping is a guarantor of the Notes. Substantially all of the significant subsidiaries of USANi LLC and substantially all of the significant wholly owned subsidiaries of USAi (principally subsidiaries engaged in the broadcasting and ticketing operations) have jointly and severally guaranteed USAi's indebtedness. Certain insignificant subsidiaries of USANi LLC do not guarantee the indebtedness.

NOTE 9 -- INDUSTRY SEGMENTS

     For the three and six months ended June 30, 1999 and 1998, the Company operated principally in three industry segments: Networks and television production, Electronic retailing and Internet services. Networks and television production segment consists of the cable networks USA Network and The Sci-Fi Channel and Studios USA, which produces and distributes television programming, which were acquired on February 12, 1998. The Electronic retailing segment consists of Home Shopping Network and America's Store, which are engaged in the sale of merchandise through electronic retailing. Internet services segment represents the Company's on-line retailing networks business.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 9 -- INDUSTRY SEGMENTS -- (CONTINUED)

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
                                                --------------------    ----------------------
                                                  1999        1998         1999         1998
                                                --------    --------    ----------    --------
                                                                (IN THOUSANDS)
Revenue
  Networks and television production..........  $316,612    $309,841    $  648,365    $476,003
  Electronic retailing........................   285,122     266,224       560,905     508,420
  Internet services...........................     6,544       4,720        12,851       8,533
  Other.......................................     2,836       3,627         6,882       6,815
                                                --------    --------    ----------    --------
                                                $611,114    $584,412    $1,229,003    $999,771
                                                ========    ========    ==========    ========
Operating profit
  Networks and television production..........  $ 77,154    $ 57,317    $  157,869    $ 85,189
  Electronic retailing........................    19,144      17,346        33,552      25,405
  Internet services...........................   (11,755)     (3,778)      (19,000)     (6,388)
  Other.......................................    (8,093)     (4,130)      (14,128)     (6,595)
                                                --------    --------    ----------    --------
                                                $ 76,450    $ 66,755    $  158,293    $ 97,611
                                                ========    ========    ==========    ========

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

A. CONSOLIDATED RESULTS OF OPERATIONS

     The following discussions present the material changes in the consolidated results of operations of the Company for the quarter and six months ended June 30, 1999, compared with the quarter and six months ended June 30, 1998. The operations for the quarter and six months ended June 30, 1998, consist of the operations of Home Shopping and, since February 12, 1998, the results of USA Networks and Studios USA. Reference should also be made to the unaudited Condensed Consolidated Financial Statements included herein.

QUARTER AND SIX MONTHS ENDED JUNE 30, 1999 VS. QUARTER AND SIX MONTHS ENDED JUNE 30, 1998

     The Universal Transaction resulted in significant increases in net revenues, operating costs and expenses, other income (expense) for the six months ended June 30, 1999 when compared to 1998.

NET REVENUES

     For the quarter ended June 30, 1999, revenues increased $26.7 million compared to 1998 primarily due to increases of $18.9 million and $6.8 million from the Electronic retailing and Networks and television production businesses, respectively.

     For the six months ended June 30, 1999, revenues increased $229.2 million compared to 1998 primarily due to increases of $172.4 million from the Networks and television production businesses and $52.5 million from the Electronic retailing business.

OPERATING COSTS AND EXPENSES

     For the quarter ended June 30, 1999, total operating costs and expenses increased $17.0 million compared to 1998 primarily due to increased costs of $17.1 million and $9.8 million from the Electronic retailing and Internet services businesses, respectively, offset by lower costs of the Networks and television production business.

     For the six months ended June 30, 1999, total operating costs and expenses increased $168.6 million compared to 1998 primarily due to increased costs of $99.7 million associated with including the operations of USA Networks and Studios USA for the full period in 1999 and increased costs of $44.3 million and $16.9 million from the Electronic retailing and Internet services businesses, respectively.

OTHER INCOME (EXPENSE), NET

     For the quarter and six months ended June 30, 1999, interest expense, net decreased $20.0 million and $27.4 million, respectively, compared to 1998 primarily due to lower borrowing levels as a result of the repayment of bank debt from proceeds of equity transactions involving Universal and Liberty during 1998 and lower interest rates.

     For the quarter ended June 30, 1999, other, net totaled $8.0 million of expense compared to $7.0 million of expense in 1998. For the six months ended June 30, 1999, other, net totaled $1.7 million in income compared to $12.7 million of expense in 1998 primarily due to the reversal of equity losses in the quarter ended March 31, 1999 which were previously recorded as a result of the Universal Transaction.

INCOME TAXES

     The Company pays income taxes based on its allocation of earnings from its ownership of USANi LLC. The Company's effective tax rate for the quarter and six months ended June 30, 1999 is higher than the statutory rate as a result of non-deductible goodwill and other acquired intangible assets and state income taxes.

MINORITY INTEREST

     For the quarter and six months ended June 30, 1999, minority interest primarily represents Universal's and Liberty Media Corporation's ("Liberty") ownership interest in USANi LLC.

     For the quarter and six months ended June 30, 1998, minority interest primarily represents Universal's ownership interest in USANi LLC for the period February 12 through June 30, 1998.

PRO FORMA QUARTER AND SIX MONTHS ENDED JUNE 30, 1999 VS. PRO FORMA QUARTER AND SIX MONTHS ENDED JUNE 30, 1998

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

        UNAUDITED COMBINED CONDENSED PRO FORMA STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------
                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                JUNE 30,                      JUNE 30,
                                         ----------------------      --------------------------
                                           1999          1998           1999            1998
-----------------------------------------------------------------------------------------------

                                                             (In thousands)
NET REVENUES:
  Networks and television production...  $316,612      $309,841      $  648,365      $  633,367
  Electronic retailing.................   285,122       266,224         560,905         508,420
  Internet services....................     6,544         4,720          12,851           8,533
  Other................................     2,836         3,627           6,882           6,815
                                         --------      --------      ----------      ----------
          Total net revenues...........   611,114       584,412       1,229,003       1,157,135
Operating costs and expenses:
  Cost of sales........................   182,586       167,300         358,672         319,580
  Program costs........................   149,280       167,661         319,347         345,482
  Selling and marketing................    73,107        69,636         135,738         141,754
  General and administrative...........    57,760        44,323         113,796          87,463
  Other operating costs................    22,190        23,125          44,319          45,521
  Amortization of cable distribution
     fees..............................     6,186         4,954          12,276          10,564
  Depreciation and amortization........    43,555        40,658          86,562          82,025
                                         --------      --------      ----------      ----------
          Total operating costs and
            expenses...................   534,664       517,657       1,070,710       1,032,839
                                         --------      --------      ----------      ----------
          Operating profit.............  $ 76,450      $ 66,755      $  158,293      $  124,746
                                         ========      ========      ==========      ==========
  EBITDA...............................  $126,191      $112,367      $  257,131      $  217,335
                                         ========      ========      ==========      ==========

     For the quarter ended June 30, 1999, pro forma revenues for the Company increased $26.7 million, or 4.6%, to $611.1 million from $584.4 million compared to pro forma 1998. For the quarter ended June 30, 1999, pro forma cost of revenues and other costs, excluding depreciation and amortization, increased $12.9 million, or 2.7%, to $484.9 million from $472.0 million compared to pro forma 1998.

     For the six months ended June 30, 1999, pro forma revenues for the Company increased $71.9 million, or 6.2%, to $1.23 billion from $1.16 billion compared to pro forma 1998. For the six months ended June 30, 1999, pro forma cost of revenues and other costs, excluding depreciation and amortization, increased $32.1 million, or 3.4%, to $971.9 million from $939.8 million compared to pro forma 1998.

     For the quarter ended June 30, 1999, pro forma EBITDA increased $13.8 million, or 12.3%, to $126.2 million from $112.4 million compared to pro forma 1998. For the six months ended June 30, 1999, pro forma EBITDA increased $39.8 million, or 18.3%, to $257.1 million from $217.3 million compared to pro forma 1998.

     The following discussion provides an analysis of the aforementioned increases in pro forma revenues and costs of revenues and other costs, excluding depreciation and amortization, by significant business segment.

  Networks and television production

     Net revenues for the quarter ended June 30, 1999 increased by $6.8 million, or 2.2%, to $316.6 million from $309.8 million compared to 1998. The increase primarily resulted from an increase in advertising revenues due to higher ratings at USA Network and a significant increase in advertising revenues and affiliate revenues due to higher ratings and an increase in subscribers of The Sci-Fi Channel. The increases were partially offset by lower revenue at Studios USA due to fewer deliveries of network product, fewer pilots produced and increased usage of internally produced series for which revenue recognition is deferred until aired on USA Network and The Sci-Fi Channel.

     Net revenues for the six months ended June 30, 1999 increased by $15.0 million, or 2.4%, to $648.4 million from $633.4 million compared to 1998. The increase primarily resulted from an increase in advertising revenues and affiliate revenues at USA Network and The Sci-Fi Channel due to higher ratings and subscribers partially offset by fewer deliveries of network product, fewer pilots produced and increased usage of internally produced series for which revenue recognition is deferred until aired on USA Network and The Sci-Fi Channel.

     Cost of revenues and other costs for the quarter ended June 30, 1999 decreased by $14.3 million, or 6.4%, to $211.1 million from $225.4 million. The decrease resulted primarily from lower overhead and marketing costs in both the networks and the television production business, lower television production and higher usage of internally produced product, partially offset by higher programming costs at The Sci-Fi Channel.

     Cost of revenues and other costs for the six months ended June 30, 1999 decreased by $31.1 million, or 6.7%, to $433.9 million from $465.0 million. The decrease resulted primarily from lower overhead and marketing costs, lower television production and increased usage of internally produced product.

     EBITDA for the quarter ended June 30, 1999 increased $21.1 million, or 25.0%, to $105.5 million from $84.4 million compared to pro forma 1998. EBITDA for the six months ended June 30, 1999 increased $46.1 million, or 27.4%, to $214.5 million from $168.4 million compared to pro forma 1998.

  Electronic retailing

     Net revenues for the quarter ended June 30, 1999 increased by $18.9 million, or 7.1%, to $285.1 million from $266.2 million compared to 1998. The increase resulted from higher revenues on both the Home Shopping Network and America's Store services, higher continuity (or off-air) sales and higher revenues on Home Shopping en Espanol, which was launched on March 30, 1998. The increases were partially offset by a planned decrease in the mail order business.

     Net revenues for the six months ended June 30, 1999 increased by $52.5 million, or 10.3%, to $560.9 million from $508.4 million compared to 1998. The increase resulted from higher revenues on both the Home Shopping Network and America's Store services, higher continuity (or off-air) sales, higher revenues on Home Shopping en Espanol and revenues from Short Shopping which began in September 1998. The increases were partially offset by a planned decrease in the mail order business.

     Cost of revenues and other costs for the quarter ended June 30, 1999 increased by $14.8 million, or 6.4%, to $245.7 million from $230.9 million. This increase resulted primarily from higher sales (gross margin decreased to 38.8% in 1999 compared to 39.4% in 1998) and higher merchandising personnel costs. Also contributing to the increase in costs was cost of sales of Home Shopping en Espanol and costs associated with developing the Company's Short Shopping concept.

     Cost of revenues and other costs for the six months ended June 30, 1999 increased by $39.4 million, or 8.8%, to $487.1 million from $447.7 million. This increase resulted primarily from higher sales (gross margin decreased to 38.8% in 1999 compared to 39.3% in 1998) and higher merchandising personnel costs. Also contributing to the increase in costs was cost of sales of Home Shopping en Espanol and costs associated with developing the Company's Short Shopping concept.

     EBITDA for the quarter ended June 30, 1999 increased $4.1 million, or 11.5%, to $39.4 million from $35.3 million compared to 1998. EBITDA for the six months ended June 30, 1999 increased $13.0 million, or 21.4%, to $73.8 million from $60.8 million compared to 1998.

  Internet services

     Net revenues for the quarter ended June 30, 1999 increased by $1.8 million, or 38.6%, to $6.5 million from $4.7 million compared to pro forma 1998. The increase resulted from an increase in registered users to USAi's primary online retailing service, First Auction, which was partially offset by the shut down of another service during 1998.

     Net revenues for the six months ended June 30, 1999 increased by $4.3 million, or 50.6%, to $12.8 million from $8.5 million compared to pro forma 1998. The increase resulted from an increase in registered users to USAi's primary online retailing service, First Auction, which was partially offset by the shut down of another service during 1998.

     Cost of revenues and other costs for the quarter ended June 30, 1999 increased by $9.7 million, or 118.5%, to $17.8 million from $8.1 million compared to pro forma 1998. The increase resulted primarily from increased costs to maintain and enhance the Internet services, the costs incurred to develop a new electronic commerce site to be launched in the third quarter of 1999, increased costs of shipping products as First Auction expanded its product mix and increased advertising and promotion costs.

     Cost of revenues and other costs for the six months ended June 30, 1999 increased by $16.7 million, or 117.2%, to $30.9 million from $14.2 million compared to pro forma 1998. The increase resulted primarily from increased costs to maintain and enhance the Internet services and increased advertising and promotion costs. An increased loss is expected for the remainder of 1999 as new sites are rolled out.

     EBITDA loss for the quarter ended June 30, 1999 increased $7.8 million, to $11.2 million from $3.4 million compared to pro forma 1998. EBITDA loss for the six months ended June 30, 1999 increased $12.4 million, to $18.1 million from $5.7 million compared to pro forma 1998.

  Other

     Other includes the actual results from a business which was sold in the second quarter of 1999. Costs are related to these revenues and corporate expenses.

              FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     The operating results and capital resources and liquidity requirements of USAi, Holdco and USANi LLC are dependent on each other. The investment agreement, among Universal Studios, Inc. ("Universal"), Liberty Media Corporation, a subsidiary of AT&T Corporation, ("Liberty"), USAi and Holdco requires that no less frequently than monthly, (1) all cash generated by entities not owned by USANi LLC be transferred to USANi LLC and (2) any cash needs by entities not owned by USANi LLC be funded by USANi LLC. In addition, USAi and USANi LLC are jointly and severally obligated under the notes.

     Net cash provided by operating activities was $194.3 million for the six months ended June 30, 1999 compared to $114.9 million for the six months ended June 30, 1998. These cash proceeds were used to pay for capital expenditures of $28.9 million, to make long-term investments totaling $12.2 million, to make principal payments on long-term obligations of $13.9 million, to make mandatory tax distribution payments to LLC partners of $52.8 million, including $23.9 to USAi, and to provide funding to USAi. The Company generated cash proceeds of $61.1 million from the sale of securities in a publicly traded entity during the six months ended June 30, 1999.

     Under the investment agreement, transfers of cash between USAi and USANi LLC are evidenced by a demand note and accrue interest at USANi LLC's borrowing rate under the existing credit agreement. Certain transfers of funds between Holdco, USANi LLC and USAi are not evidenced by a demand note and do not accrue interest, primarily relating to the establishment of the operations of USANi LLC and capital contributions from USAi into USANi LLC. . During the six months ended June 30, 1999, net transfers from USANi LLC to USAi totaling approximately $359.1 million, including $357.5 million related to the Hotel Reservations Network Transaction and the October Films/PFE Transaction, $26.3 million to fund the operations of USAi's television broadcast operations and $14.7 million to repay a portion of the outstanding borrowings assumed in the October Films/PFE Transaction. Funds were also transferred to USAi to purchase shares of treasury stock. These amounts were offset by $47.0 million of funds transferred to USANi LLC from the Ticketing operations business.

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

     On November 23, 1998, USAi and USANi LLC completed an offering of $500.0 million 6 3/4% Senior Notes due 2005 (the "Notes"). Proceeds received from the sale of the Notes together with available cash were used to repay and permanently reduce $500.0 million of the Tranche A Term Loan. The existing credit facility is guaranteed by substantially all of USAi's material subsidiaries. The interest rate on borrowings under the existing credit facility is tied to an alternate base rate or the London InterBank Rate, in each case, plus an applicable margin. As of June 30, 1999 and as of July 31, 1999, there was $237.5 million in outstanding borrowings under the Tranche A Term Loan, no borrowings under the revolving credit portion of the credit facility, and $599.1 million was available for borrowing after taking into account outstanding letters of credit. As of June 30, 1999, the interest rate on loans outstanding under the Tranche A Term Loan was 5.79%.

     Under the investment agreement relating to the Universal transaction, USAi has granted to Universal and Liberty preemptive rights with respect to future issuances of USAi's common stock and Class B common stock. These preemptive rights generally allow Universal and Liberty the right to maintain an ownership percentage in USAi equal to the ownership percentage that entity held, on a fully converted basis, immediately prior to the issuance. In July 1999, Universal and Liberty exercised their preemptive rights, resulting in total cash proceeds to the company of $362.6 million. Universal purchased 7.4 million USANi LLC Shares and Liberty purchased 3.6 million shares of USAi Common Stock.

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

     The Company anticipates that it will need to invest working capital towards the development and expansion of its overall operations. Due primarily to the expansion of the Internet business, future capital expenditures are projected to be higher than current amounts.

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

     The Company believes that, with respect to technological operations which are dependent on third parties, the significant areas of potential risk are the ability of satellite and cable operators to receive the signal transmission of USA Network, The Sci-Fi Channel and the Home Shopping Network and America's Store services, and the ability of banks and credit card processors to process credit card transactions. Remediation of critical systems that are not Year 2000 compliant is substantially complete. The Company expects its Year 2000 assessment, remediation, implementation and testing to be completed by September 1999, except for some of its non-critical systems which are scheduled to be completed by October 1999.

     It is not possible at this time to predict with any reasonable certainty the total cost to address all Year 2000 issues. However, the Company believes that the total costs associated with the Year 2000 assessment, remediation, implementation and testing will not exceed $10 million of which approximately $6 million has been spent through July 31, 1999. This amount is exclusive of capital expenditures that have either been made or are currently planned to be made to replace existing hardware and software systems, all as part of its ongoing efforts to upgrade its infrastructure and systems.

     Accordingly, based on existing information, the Company believes that the costs of addressing potential problems will not have a material adverse effect on its financial position, results of operations or cash flows. However, if the Company, its customers or vendors were unable to resolve the issues in a timely manner, it could result in a material adverse effect on its financial position, results of operations or cash flows. The Company has devoted and plans to continue to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

     During the second quarter of 1999, the Company developed contingency plans in the event it does not successfully complete all phases of its Year 2000 program for each of its significant operating divisions.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In the Urban Broadcasting litigation, previously reported in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999, on May 17, 1999 Urban filed a Notice of Appeal with the court to appeal the Final Order of Judgment entered in the at-law action to the Virginia Supreme Court. On June 11, 1999, the Chancery Court entered a Final Order of Decree of Judgment in favor of Home Shopping Club LP ("HSC"), USA Networks, Inc. and USA Station Group of Virginia, Inc., which expressly declared that HSC had not breached the Television Affiliation Agreement between HSC and Urban. On June 11, 1999, Urban filed a Notice of Appeal with the court to appeal the Final Order of Decree of Judgment entered in the Chancery action to the Virginia Supreme Court.

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

                Dated            August 16, 1999  /s/ BARRY DILLER
        ----------------------------------------  --------------------------------------------------------
                                                  Barry Diller
                                                  Chairman of the Board and
                                                  Chief Executive Officer

                Dated            August 16, 1999  /s/ VICTOR A. KAUFMAN
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

                Dated            August 16, 1999  /s/ MICHAEL P. DURNEY
        ----------------------------------------  --------------------------------------------------------
                                                  Michael P. Durney
                                                  Vice President, Controller
                                                  (Chief Accounting Officer)