Form 10-Q
period 1999-09-30
HOME SHOPPING NETWORK INC
filed 1999-11-15
CIK 791024

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 15, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                      COMMISSION FILE NUMBER 333-71305-03

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
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        SEPTEMBER 30,          SEPTEMBER 30,
                                                     --------------------   -------------------
                                                       1999        1998       1999       1998
                                                     ---------   --------   --------   --------
                                                                   (IN THOUSANDS)
NET REVENUES
  Networks and television production...............  $ 307,360   $281,302   $955,725   $757,305
  Electronic retailing.............................    281,946    258,038    842,851    766,458
  Internet services................................      5,551      5,934     18,402     14,467
  Other............................................         --      3,144      6,882      9,959
                                                     ---------   --------   --------   --------
          Total net revenues.......................    594,857    548,418   1,823,860  1,548,189
                                                     ---------   --------   --------   --------
Operating costs and expenses:
  Cost of sales....................................    171,982    162,450    530,654    482,030
  Program costs....................................    147,549    151,149    466,896    408,948
  Selling and marketing............................     74,121     63,701    209,859    188,932
  General and administrative.......................     60,080     51,306    173,876    129,190
  Other operating costs............................     22,081     22,414     66,400     65,265
  Amortization of cable distribution fees..........      6,938      5,319     19,214     15,883
  Depreciation and amortization....................     44,058     41,818    130,620    110,069
                                                     ---------   --------   --------   --------
          Total operating costs and expenses.......    526,809    498,157   1,597,519  1,400,317
                                                     ---------   --------   --------   --------
  Operating profit.................................     68,048     50,261    226,341    147,872
Other income (expense):
  Interest income..................................     12,636      7,452     31,959     12,874
  Interest expense.................................    (21,066)   (24,440)   (61,685)   (78,522)
  Gain on sale of securities.......................     39,451         --     89,721         --
  Other, net.......................................       (779)    (3,553)       879    (16,273)
                                                     ---------   --------   --------   --------
                                                        30,242    (20,541)    60,874    (81,921)
                                                     ---------   --------   --------   --------
  Earnings before income taxes and minority
     interest......................................     98,290     29,720    287,215     65,951
  Income tax expense...............................    (18,080)   (13,017)   (52,234)   (26,376)
  Minority interest................................    (58,973)   (22,845)  (173,673)   (42,239)
                                                     ---------   --------   --------   --------
NET EARNINGS(LOSS).................................  $  21,237   $ (6,142)  $ 61,308   $ (2,664)
                                                     =========   ========   ========   ========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................   $  195,926      $  234,903
Accounts and notes receivable, net of allowance of $33,820
  and $20,572, respectively.................................      305,413         317,298
Inventories, net............................................      423,511         411,727
Other current assets, net...................................       17,235          14,685
                                                               ----------      ----------
          Total current assets..............................      942,085         978,613
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................      109,245          95,013
Buildings and leasehold improvements........................       58,180          55,136
Furniture and other equipment...............................       43,524          30,068
                                                               ----------      ----------
                                                                  210,949         180,217
  Less accumulated depreciation and amortization............      (69,840)        (43,262)
                                                               ----------      ----------
                                                                  141,109         136,955
Land........................................................       10,245          10,242
Projects in progress........................................       24,127          14,587
                                                               ----------      ----------
                                                                  175,481         161,784
OTHER ASSETS
Intangible assets, net......................................    5,070,489       5,231,776
Cable distribution fees, net ($36,830 and $39,650,
  respectively, to related parties).........................      131,191         100,416
Long-term investments.......................................       48,066          57,830
Notes and accounts receivable, net of current portion
  ($2,562 and $3,356, respectively, from related parties)...       32,356          41,508
Inventories, net............................................      151,538         150,293
Deferred income taxes.......................................      111,917         119,110
Advances to USAi and subsidiaries...........................      418,584         120,436
Deferred charges and other, net ($4,671 and $4,357,
  respectively, from related parties).......................       42,323          39,075
                                                               ----------      ----------
                                                               $7,124,030      $7,000,841
                                                               ==========      ==========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations.................   $    4,068      $   28,223
Accounts payable, trade.....................................      115,908         159,288
Obligations for program rights and film costs...............      245,227         184,074
Cable distribution fees payable ($18,567 and $18,633,
  respectively, to related parties).........................       41,149          44,588
Deferred revenue............................................       47,180          30,813
Deferred income taxes.......................................       10,015          10,016
Other accrued liabilities...................................      302,935         248,702
                                                               ----------      ----------
          Total current liabilities.........................      766,482         705,704
LONG-TERM OBLIGATIONS, net of current.......................      506,565         732,307
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, net of
  current...................................................      295,062         409,716
OTHER LONG-TERM LIABILITIES.................................       43,336          49,857
MINORITY INTEREST...........................................    4,193,933       3,783,085
STOCKHOLDERS' EQUITY
Common stock................................................    1,221,408       1,221,408
Additional paid-in capital..................................       70,755          70,755
Retained earnings...........................................       26,932          18,379
Unrealized gain in available for sale securities............           --          10,353
Unearned compensation.......................................         (443)           (723)
                                                               ----------      ----------
          Total stockholders' equity........................    1,318,652       1,320,172
                                                               ----------      ----------
                                                               $7,124,030      $7,000,841
                                                               ==========      ==========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                             ADDITIONAL
                                                  COMMON      PAID-IN     RETAINED   UNREALIZED     UNEARNED
                                     TOTAL        STOCK       CAPITAL     EARNINGS     GAINS      COMPENSATION
                                   ----------   ----------   ----------   --------   ----------   ------------
                                                                 (IN THOUSANDS)
BALANCE AT JANUARY 1, 1999.......  $1,320,172   $1,221,408    $70,755     $ 18,379    $ 10,353       $(723)
Comprehensive Income:
  Net earnings for the nine
    months ended September 30,
    1999.........................      61,308           --         --       61,308          --          --
  Decrease in unrealized gains in
    available for sale
    securities...................     (10,353)          --         --           --     (10,353)         --
                                   ----------
    Comprehensive income.........      50,955           --         --           --          --          --
Mandatory tax distribution to LLC
  partners.......................     (52,755)          --         --      (52,755)         --          --
Cancellation of employee equity
  program........................         280           --         --           --          --         280
                                   ----------   ----------    -------     --------    --------       -----
BALANCE AT SEPTEMBER 30, 1999....  $1,318,652   $1,221,408    $70,755     $ 26,932    $     --       $(443)
                                   ==========   ==========    =======     ========    ========       =====

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                1999         1998
                                                              ---------   -----------
                                                                  (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings (loss).......................................  $  61,308   $    (2,664)
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization..........................    130,620       110,069
     Amortization of cable distribution fees................     19,214        15,883
     Amortization of program rights and film costs..........    391,088       356,219
  Gain on sale of securities................................    (89,721)           --
  Minority interest.........................................    173,673        42,239
  Changes in current assets and liabilities:
     Accounts receivable....................................     16,205       (82,380)
     Inventories............................................        375       (72,526)
     Accounts payable.......................................    (43,174)       39,633
     Accrued liabilities....................................     60,120        63,515
  Payment for program rights and film costs.................   (410,500)     (335,005)
  Increase in cable distribution fees.......................    (35,624)       (2,365)
  Other, net................................................      6,726       (11,898)
                                                              ---------   -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES.........    280,310       120,720
                                                              ---------   -----------
Cash flows from investing activities:
  Acquisition of Universal Transaction, net of cash
     acquired...............................................         --    (1,297,233)
  Acquisitions, net of cash acquired........................     (7,500)           --
  Capital expenditures, net.................................    (43,781)      (34,468)
  Increase in long-term investments.........................    (12,750)      (22,542)
  Proceeds from sale of securities..........................    107,231            --
  Payment of merger and financing costs.....................         --       (20,855)
  Other, net................................................      6,221        (4,065)
                                                              ---------   -----------
          NET CASH PROVIDED BY (USED IN) INVESTING
            ACTIVITIES......................................     49,421    (1,379,163)
                                                              ---------   -----------
Cash flows from financing activities:
  Borrowings................................................         --     1,741,380
  Principal payments on long-term obligations...............   (252,182)     (990,512)
  Payment of mandatory tax distribution to LLC Partners.....    (52,755)           --
  Proceeds from issuance of LLC shares......................    401,319       795,025
  Repurchase of LLC shares..................................     (7,226)           --
  Advances to USAi and subsidiaries.........................   (457,864)     (185,227)
                                                              ---------   -----------
          NET CASH (USED IN) PROVIDED BY FINANCING
            ACTIVITIES......................................   (368,708)    1,360,666
                                                              ---------   -----------
          NET INCREASE IN CASH AND CASH EQUIVALENTS.........    (38,977)      102,223
Cash and cash equivalents at beginning of period............    234,903        23,022
                                                              ---------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 195,926   $   125,245
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

     As of September 30, 1999, the Company engages in three principal areas of business:

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

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

     Significant estimates underlying the accompanying consolidated financial statements and notes include the inventory carrying adjustment, program rights and film cost amortization, sales return accrual and other revenue allowances, allowance for doubtful accounts, recoverability of intangibles and other long-lived assets, management's forecast of anticipated revenues from the distribution of television product in order to evaluate the ultimate recoverability of film inventory and amortization of program usage.

NOTE 3 -- BUSINESS ACQUISITIONS

UNIVERSAL TRANSACTION

     In connection with the Universal Transaction, USAi paid Universal approximately $4.1 billion in the form of a cash payment of approximately $1.6 billion, a portion of which ($300 million plus interest) was deferred until no later than September 30, 1998, and an effective 45.8% interest in USAi through shares of common stock, par value $.01 per share, of USAi (the "Common Stock") and Class B common stock, par value $.01 per share, of USAi (the "Class B Common Stock"), and shares ("LLC Shares") of a newly formed limited liability company ("USANi LLC") which are exchangeable (subject to regulatory restrictions) into shares of Common Stock and Class B Common Stock. At the closing of the Universal Transaction, USAi contributed its Home Shopping business to USANi LLC, a subsidiary of USAi. Simultaneously with this transaction, the remaining 1,178,322 shares of Class B Common Stock were issued in accordance with Liberty Media Corporation's ("Liberty") contingent right to receive such shares as part of the Home Shopping Merger in 1996.

     The Investment Agreement, as amended and restated as of December 18, 1997, among USAi, Home Shopping, Universal and Liberty, a subsidiary of AT&T Corporation (the "Investment Agreement"), relating to the Universal Transaction also contemplated that, on or prior to September 30, 1998, USAi and Liberty, would complete a transaction involving a $300 million cash investment, plus an interest factor, by Liberty in USAi through the purchase of Common Stock or LLC Shares. The transaction closed on September 30, 1998 with Liberty making a cash payment of $308.5 million in exchange for 15,000,000 LLC shares.

     The following unaudited pro forma condensed combined financial information for the nine months ended September 30, 1998, is presented to show the results of the Company, as if the Universal Transaction had occurred as of January 1, 1998. The pro forma results include certain adjustments, including increased amortization related to goodwill and other intangibles, changes in programming and film costs amortization and an increase in interest expense, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned dates.

                                           NINE MONTHS
                                              ENDED
                                        SEPTEMBER 30, 1998
                                        ------------------
                                          (IN THOUSANDS)
Net revenues..........................      $1,705,553
Net earnings..........................      $    1,091

NOTE 4 -- LONG-TERM OBLIGATIONS

     On February 12, 1998, the Company entered into an Unsecured Senior Credit Facility, which included a $750.0 million Tranche A Term Loan maturing on December 31, 2002. In November 1998, in conjunction with the offering of $500.0 million 6 3/4% Senior Notes, the Company permanently repaid $500.0 million of the Tranche A Term Loan. In September 1999, the Company permanently repaid the remaining balance. In conjunction with the September 1999 repayment, the Company wrote off deferred financing costs of $0.6 million.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 5 -- CONSOLIDATED STATEMENTS OF CASH FLOWS

     SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999:

     During the nine months ended September 30, 1999, the Company acquired post-production equipment through a capital lease totaling $2.5 million.

     SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998:

                                                              (IN THOUSANDS)
ACQUISITION OF USA NETWORKS AND STUDIOS USA
  Acquisition price.........................................   $ 4,115,531
  Less: Amount paid in cash.................................    (1,300,983)
                                                               -----------
          Total Non-Cash Consideration......................   $ 2,814,548
                                                               ===========
Components of Non-Cash Consideration:
  Deferred purchase price liability.........................   $   300,000
  Issuance of Common Shares and Class B Shares..............       277,898
  Issuance of USANi LLC Shares..............................     2,236,650
                                                               -----------
                                                               $ 2,814,548
                                                               -----------
Exchange of Minority Interest in USANi LLC for Deferred
  Purchase Price Liability..................................   $   304,636
                                                               ===========

     As of March 1, 1998, the 5 7/8% Convertible Subordinated Debentures were converted to 7,499,022 shares of USAi Common Stock.

     During the nine months ended September 30, 1998, the Company acquired computer equipment through a capital lease totaling $15.5 million.

NOTE 6 -- INVENTORIES

                                               SEPTEMBER 30, 1999       DECEMBER 31, 1998
                                              ---------------------   ---------------------
          INVENTORIES CONSIST OF:             CURRENT    NONCURRENT   CURRENT    NONCURRENT
          -----------------------             --------   ----------   --------   ----------
                                                             (IN THOUSANDS)
Film costs:
  Released, less amortization...............  $ 67,237    $ 41,799    $ 98,082    $ 61,310
  In process and unreleased.................    33,740       8,591         138          --
Programming costs, net of amortization......   166,539      99,905     151,192      88,983
Merchandise held for sale...................   155,995          --     162,315          --
Other.......................................        --       1,243          --          --
                                              --------    --------    --------    --------
          Inventories, net..................  $423,511    $151,538    $411,727    $150,293
                                              ========    ========    ========    ========

     The Company estimates that approximately 90% of unamortized film costs at September 30, 1999 will be amortized within the next three years.

NOTE 7 -- PROGRAM RIGHTS AND FILM COSTS

     As of September 30, 1999, the liability for program rights, representing future payments to be made under program contract agreements amounted to $485.4 million. Annual payments required are approximately $54.9 million for the remainder of 1999, $207.6 million in 2000, $108.4 million in 2001, $66.7 million in 2002,

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

$27.8 million in 2003 and $20.0 million in 2004 and thereafter. Amounts representing interest are $59.1 million and the present value of future payments is $426.3 million.

     As of September 30, 1999, the liability for film costs amounted to $114.0 million. Annual payments required are approximately $15.9 million for the remainder of 1999, $55.0 million in 2000, $25.1 million in 2001, $13.0 million in 2002 and $5.0 million in 2003.

     Unrecorded commitments for program rights consist of programs for which the license period has not yet begun or the program is not yet available to air. As of September 30, 1999, the unrecorded commitments amounted to $687.6 million. Annual commitments are $10.0 million for the remainder of 1999, $92.9 million in 2000, $139.6 million in 2001, $134.5 million in 2002, $109.0 million in 2003 and
$201.6 million in 2004 and thereafter.

NOTE 8 -- GUARANTEE OF NOTES

     On November 23, 1998, USAi and USANi LLC issued $500.0 million 6 3/4% Senior Notes due 2005 (the "Notes") as joint and several co-obligors. Home Shopping is a guarantor of the Notes. Substantially all of the significant subsidiaries of USANi LLC and substantially all of the significant wholly-owned subsidiaries of USAi (principally subsidiaries engaged in the broadcasting and ticketing operations) have jointly and severally guaranteed USAi's indebtedness. Certain insignificant subsidiaries of USANi LLC do not guarantee the indebtedness.

NOTE 9 -- INDUSTRY SEGMENTS

     For the three and nine months ended September 30, 1999 and 1998, the Company operated principally in three industry segments: Networks and television production, Electronic retailing and Internet services. Networks and television production segment consists of the cable networks USA Network and The Sci-Fi Channel and Studios USA, which produces and distributes television programming, which were acquired on February 12, 1998. The Electronic retailing segment consists of Home Shopping Network and America's Store, which are engaged in the sale of merchandise through electronic retailing. Internet services segment represents the Company's on-line retailing networks business.

                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                              SEPTEMBER 30,           SEPTEMBER 30,
                                           -------------------   -----------------------
                                             1999       1998        1999         1998
                                           --------   --------   ----------   ----------
                                                          (IN THOUSANDS)
Net revenues
  Networks and television production.....  $307,360   $281,302   $  955,725   $  757,305
  Electronic retailing...................   281,946    258,038      842,851      766,458
  Internet services......................     5,551      5,934       18,402       14,467
  Other..................................        --      3,144        6,882        9,959
                                           --------   --------   ----------   ----------
                                           $594,857   $548,418   $1,823,860   $1,548,189
                                           ========   ========   ==========   ==========
Operating profit (loss)
  Networks and television production.....  $ 65,028   $ 43,187   $  222,897   $  128,376
  Electronic retailing...................    19,908     17,551       53,460       42,873
  Internet services......................   (10,541)    (4,317)     (29,541)     (10,705)
  Other..................................    (6,347)    (6,160)     (20,475)     (12,672)
                                           --------   --------   ----------   ----------
                                           $ 68,048   $ 50,261   $  226,341   $  147,872
                                           ========   ========   ==========   ==========

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

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

CONSOLIDATED RESULTS OF OPERATIONS

     The following discussions present the material changes in the consolidated results of operations of the Company for the quarter and nine months ended September 30, 1999, compared with the quarter and nine months ended September 30, 1998. The operations for the quarter and nine months ended September 30, 1998, consist of the operations of Home Shopping and, since February 12, 1998, the results of USA Networks and Studios USA. Reference should also be made to the unaudited Condensed Consolidated Financial Statements included herein.

     The Universal Transaction resulted in significant increases in net revenues, operating costs and expenses and other income (expense) for the nine months ended September 30, 1999 when compared to 1998.

NET REVENUES

     For the quarter ended September 30, 1999, revenues increased $46.4 million, or 8.5%, to $594.9 million from $548.5 million compared to 1998 primarily due to increases of $26.1 million and $23.9 million from the Networks and television production and Electronic retailing businesses, respectively. The increase in Networks and television production resulted principally from higher affiliate and advertising revenues due to higher ratings and subscriber levels. The increase in Electronic retailing is due to increased sales volume and continuity (off-air) sales.

     For the nine months ended September 30, 1999, revenues increased $275.7 million, or 17.8%, to $1.82 billion from $1.55 billion compared to 1998 primarily due to increases of $198.4 million and $76.4 million from the Networks and television production business and the Electronic retailing businesses, respectively. On a proforma basis, revenues increased $118.3 million, or 6.9%, as 1998 proforma revenue was $1.71 billion.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

OPERATING COSTS AND EXPENSES

     For the quarter ended September 30, 1999, total operating costs and expenses, including depreciation and amortization, increased $28.7 million, or 5.8% to $526.8 million from $498.1 million compared to 1998 primarily due to increased costs of $21.6 million and $5.8 million from the Electronic retailing and Internet services businesses, respectively. The increase in Electronic retailing resulted primarily from higher sales volume and higher merchandising personnel costs. The increase in Internet services relates to increased costs to maintain and enhance services; costs incurred to develop a new electronic commerce site, FirstJewelry.com, which was launched in September 1999; and increased costs of shipping product due to an expanded product mix. The increases were partially offset by lower advertising and promotion costs for Internet services.

     For the nine months ended September 30, 1999, total operating costs and expenses increased $197.2 million, or 14.1%, to $1.60 billion from $1.40 billion compared to 1998, primarily due to increased costs of $103.9 million, $65.8 million and $22.8 million from the Networks and television production, Electronic retailing and Internet services businesses, respectively. On a proforma basis, total operating costs and expenses increased $67.0 million, or 4.4%, as 1998 proforma total operating costs and expenses was $1.53 billion.

OTHER INCOME (EXPENSE), NET

     For the quarter and nine months ended September 30, 1999, interest expense, net decreased $8.6 million and $35.9 million, respectively, compared to 1998, primarily due to lower borrowing levels as a result of the repayment of bank debt in the fourth quarter of 1998 and in 1999 from the proceeds of equity transactions involving Universal and Liberty Media Corporation ("Liberty"). In addition, the conversion of the Convertible Subordinated Debentures to equity as of March 1, 1998 and lower interest rates resulted in decreased interest expense.

     For the quarter ended September 30, 1999, other, net totaled $0.8 million of expense compared to $3.6 million of expense in 1998. For the nine months ended September 30, 1999, other, net totaled $0.9 million of income compared to $16.3 million of expense in 1998 primarily due to the reversal of equity losses in the quarter ended March 31, 1999 which were recorded in 1998 as a result of the Universal Transaction. Other expense in 1999 relates primarily to losses on investments accounted for under the equity method.

     In the quarter and nine months ended September 30, 1999, the Company realized gains of $39.5 million and $89.7 million, respectively, from the sale of securities.

INCOME TAXES

     The Company pays income taxes based on its allocation of earnings from its ownership of USANi LLC. The Company's effective tax rate for the quarter and nine months ended September 30, 1999 is higher than the statutory rate as a result of non-deductible goodwill and other acquired intangible assets and state income taxes.

MINORITY INTEREST

     For the quarter and nine months ended September 30, 1999 and 1998, minority interest primarily represents Universal's and Liberty's ownership interest in USANi LLC (for 1998 beginning February 12, 1998).

              FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     The operating results and capital resources and liquidity requirements of USAi, Holdco and USANi LLC are dependent on each other. The investment agreement, among Universal Studios, Inc. ("Universal"),

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

Liberty Media Corporation, a subsidiary of AT&T Corporation, ("Liberty"), USAi and Holdco requires that no less frequently than monthly, (1) all cash generated by entities not owned by USANi LLC be transferred to USANi LLC and (2) any cash needs by entities not owned by USANi LLC be funded by USANi LLC. In addition, USAi and USANi LLC are jointly and severally obligated under the $500.0 million 6 3/4% Senior Notes due 20005 (the "Notes").

     Net cash provided by operating activities was $280.3 million for the nine months ended September 30, 1999 compared to $120.7 million for the nine months ended September 30, 1998. These cash proceeds were used to pay for capital expenditures of $43.8 million, to make principal payments on long-term obligations of $252.2 million, to make mandatory tax distribution payments to LLC partners of $52.8 million, including $23.9 million to USAi, and to provide funding to USAi. The Company generated cash proceeds of $107.2 million from the sale of securities in a publicly traded entity during the nine months ended September 30, 1999.

     Under the investment agreement, transfers of cash between USAi and USANi LLC are evidenced by a demand note and accrue interest at USANi LLC's borrowing rate under the existing credit agreement. Certain transfers of funds between Holdco, USANi LLC and USAi are not evidenced by a demand note and do not accrue interest, primarily relating to the establishment of the operations of USANi LLC and capital contributions from USAi into USANi LLC. During the nine months ended September 30, 1999, net transfers from USANi LLC to USAi totaling approximately $452.7 million, including $371.4 million related to the Hotel Reservations Network Transaction and the October Films/PFE Transaction, $46.8 million to fund the operations of USAi's television broadcast operations, $98.6 million to repay the outstanding borrowings assumed in the October Films/PFE Transaction and $22.5 million to fund the operations of USA Films. Funds were also transferred to USAi to purchase shares of treasury stock. These amounts were offset by $69.5 million and $40.0 million of funds transferred to USANi LLC from the Ticketing operations business and the Hotel reservations business, respectively.

     On February 12, 1998, USAi and USANi LLC, as borrower, entered into the credit agreement which provides for a $1.6 billion credit facility. The credit facility was used to finance the Universal Transaction and to refinance USAi's then-existing $275.0 million revolving credit facility. The credit facility consists of (1) a $600.0 million revolving credit facility with a $40.0 million sub-limit for letters of credit, (2) a $750.0 million Tranche A Term Loan and,
(3) a $250.0 million Tranche B Term Loan. The Tranche A Term Loan and the Tranche B Term Loan have been permanently repaid as of September 30, 1999, as described below. The revolving credit facility expires on December 31, 2002.

     In 1999 the Company permanently repaid the Tranche A Term Loan in the amount of $250.0 million from cash on hand, including payments of $237.5 million in September 1999. On November 23, 1998, USAi and USANi LLC completed an offering of the Notes. Proceeds received from the sale of the Notes together with available cash were used to repay and permanently reduce $500.0 million of the Tranche A Term Loan. On August 5, 1998, USANi LLC permanently repaid the Tranche B Term Loan in the amount of $250.0 million from cash on hand.

     The existing credit facility is guaranteed by substantially all of USAi's material subsidiaries. The interest rate on borrowings under the existing credit facility is tied to an alternate base rate or the London InterBank Rate, in each case, plus an applicable margin. As of September 30, 1999, there was $599.4 million available for borrowing after taking into account outstanding letters of credit.

     Under the investment agreement relating to the Universal transaction, USAi has granted to Universal and Liberty preemptive rights with respect to future issuances of USAi's common stock and Class B common stock. These preemptive rights generally allow Universal and Liberty the right to maintain an ownership percentage in USAi equal to the ownership percentage that entity held, on a fully converted basis, immediately prior to the issuance. In July 1999, Universal and Liberty exercised their preemptive rights,

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES resulting in total cash proceeds to the Company of $362.6 million. Universal purchased 7.4 million USANi LLC Shares and Liberty purchased 3.6 million shares of USAi common stock.

     As part of the Universal transaction, USAi entered into a joint venture agreement relating to the development of international general entertainment television channels, including international versions of USA Network, The Sci-Fi Channel and Universal's action/adventure channel, 13th Street. USAi has elected to have Universal buy out its 50% interest in the venture. Accordingly, during the nine months ended September 30, 1999, USANi LLC reversed amounts previously recorded for its share of losses of the joint venture.

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

     The Company believes that, with respect to technological operations which are dependent on third parties, the significant areas of potential risk are the ability of satellite and cable operators to receive the signal transmission of USA Network, The Sci-Fi Channel and the Home Shopping Network and America's Store services and the ability of banks and credit card processors to process credit card transactions. Remediation and testing of critical systems that were not Year 2000 compliant is substantially complete as of the end of October 1999.

     The Company believes that the total costs associated with the Year 2000 assessment, remediation, implementation and testing will not exceed $10 million of which approximately $8 million has been spent through October 31, 1999. This amount is exclusive of capital expenditures that have either been made or are currently planned to be made to replace existing hardware and software systems, all as part of its ongoing efforts to upgrade its infrastructure and systems.

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

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

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

                                          HOME SHOPPING NETWORK, INC.
                                          -----------------------------
                                                  (Registrant)

    Dated:  November 15, 1999                      /s/ BARRY DILLER
                               --------------------------------------------------------
                                                     Barry Diller
                                              Chairman of the Board and
                                               Chief Executive Officer

    Dated:  November 15, 1999                   /s/ VICTOR A. KAUFMAN
                               --------------------------------------------------------
                                                  Victor A. Kaufman
                                               Office of the Chairman,
                                               Chief Financial Officer
                                            (Principal Financial Officer)

    Dated:  November 15, 1999                   /s/ MICHAEL P. DURNEY
                               --------------------------------------------------------
                                                  Michael P. Durney
                                              Vice President, Controller
                                              (Chief Accounting Officer)