Form 10-K405
period 1999-12-31
HOME SHOPPING NETWORK INC
filed 2000-03-17
CIK 791024

     As filed with the Securities and Exchange Commission on March 17, 2000

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

                           Home Shopping Network, Inc.
             (Exact name of registrant as specified in its charter)

                                   -----------

                        Commission File No. 333-71305-01

-------------------------------------------------------------------------------
            Delaware                                    59-2649518
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)
-------------------------------------------------------------------------------

                 152 West 57th Street, New York, New York, 10019
              (Address of Registrant's principal executive offices)

                                 (212) 314-7300
              (Registrant's telephone number, including area code):

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

                                   -----------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

================================================================================

                                      INDEX

                                                                                                      Page
                                                                                                      ----
                                 PART I
 Item 1.   Business..................................................................................   3
 Item 2.   Properties................................................................................  20
 Item 3.   Legal Proceedings.........................................................................  21

                                 PART II
 Item 4.   Not required under reduced disclosure format as contemplated by General
           Instruction I to Form 10-K................................................................  --
 Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.....................  24
 Item 6.   Not required under reduced disclosure format as contemplated by General
           Instruction I to Form 10-K................................................................  --
 Item 7.   Management's Discussion and Analysis of Results of Operations.............................  24
 Item 8.   Consolidated Financial Statements and Supplementary Data..................................  28
 Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.....  46
 Items 10, 11, 12 and 13.   Not required under reduced disclosure format as contemplated by General
           Instruction I to Form 10-K................................................................  --

                                PART III
           Not required under reduced disclosure format as contemplated by General Instruction I to Form 10-K


                                 PART IV
 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................  47


                                     PART I

Item 1. Business

                                     GENERAL

      Home Shopping Network, Inc. (the "Company" or "Holdco"), through its subsidiary USANi LLC, is a leading media and electronic commerce company. USANi LLC's principal operating assets include USA Network, Sci-Fi Channel, Studios USA, Home Shopping Network and Internet Shopping Network.

      Holdco is organized along three principal areas of business:

      ! Networks and television production, which includes Networks and Studios USA. Networks operates USA Network and Sci-Fi Channel cable networks and Studios USA produces and distributes television programming.

      ! Electronic retailing, consisting primarily of Home Shopping Network and America's Store, which are engaged in the electronic retailing business.

      ! Internet services, which includes the Internet Shopping Network, USANi LLC's online retailing networks business.

      Holdco is a subsidiary of USA Networks, Inc. ("USAi"). On February 12, 1998, USAi completed the Universal transaction, in which USAi acquired USA Networks, a New York partnership (which consisted of USA Network and Sci-Fi Channel cable television networks) and the domestic television production and distribution business ("Studios USA") of Universal Studios, Inc. ("Universal") from Universal. Universal is controlled by The Seagram Company Ltd., a Canadian corporation ("Seagram"). USAi paid Universal approximately $1.6 billion in cash ($300 million of which was deferred with interest) and an effective 45.8% interest in USAi through shares of USAi common stock, USAi Class B common stock and shares of USANi LLC. The USANi LLC shares are exchangeable for shares of USAi's common stock and Class B common stock on a one-for-one basis.

      Due to Federal Communication Commission ("FCC") restrictions on foreign ownership of entities such as USAi that control domestic television broadcast licenses, Universal, which is controlled by Seagram, is limited in the number of shares of USAi's stock that it may own. USAi formed USANi LLC primarily to hold USAi's non-broadcast businesses in order to comply with such FCC restrictions and for other tax and regulatory reasons. Universal's interest in USANi LLC is not subject to the FCC foreign ownership limitations. USAi maintains control and management of USANi LLC, and the businesses held by USANi LLC are managed by USAi in substantially the same manner as they would be if USAi held them directly through wholly owned subsidiaries. As long as Mr. Diller is the Chairman and Chief Executive Officer of USAi and does not become disabled, these arrangements will remain in place. At such time as Mr. Diller no longer occupies such positions, or if Mr. Diller becomes disabled, Universal may have the right to designate a person to be the manager of USANi LLC and the Chairman and Chief Executive Officer of USAi. If Universal does not have such right, Liberty Media Corporation ("Liberty") may be entitled to designate such persons. In all other cases, USAi is entitled to designate the manager of USANi LLC.

Forward Looking Statements

      This report contains "forward-looking statements" within the meaning of the securities laws. We have based these forward-looking statements on our current expectations and projections about future events, based on the information currently available to us. Such forward-looking statements are principally contained in the sections "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." The forward-looking statements include, among other things, statements relating to our anticipated financial performance, business prospects, new developments, new merchandising strategies and similar matters.

      These forward-looking statements are subject to risks, uncertainties and assumptions, that may affect the operations, performance, development and results of our business and include, but are not limited to, the following:

      o Material adverse changes in economic conditions in our markets;

      o Future regulatory actions and conditions in our operating areas;

      o Competition from others;

      o Successful integration of our divisions' management structures;

      o Product demand and market acceptance;

      o The ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; and

      o Obtaining and retaining key executives and employees.

      We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. In light of these risks, uncertainties and assumptions, the forward- looking events discussed in this report may not occur.

                            DESCRIPTION OF BUSINESSES

Networks and Television Production

Networks

      Networks operates two domestic advertiser-supported 24-hour cable television networks--USA Network and Sci-Fi Channel. Since its inception in 1977, USA Network has grown into one of the nation's most widely distributed and viewed satellite-delivered television networks. According to Nielsen Media Research, as of December 1999, USA Network was available in approximately 77.2 million U.S. households (77% of the total U.S. households with televisions). For the 1999 year, USA Network earned the highest primetime rating of any domestic basic cable network, with an average rating of 2.4 in primetime for the 12-month period (Source: Nielsen Media Research). USA Network is a general entertainment network featuring original series and movies, theatrical movies, off-network television series and major sporting events, designed to appeal to the available audiences during particular viewing hours. In general, USA Network's programming is targeted at viewers between the ages of 18 to 49.

      Sci-Fi Channel was launched in 1992. It has been one of the fastest-growing satellite-delivered networks since its inception. According to Nielsen Media Research, as of December 1999, Sci-Fi Channel was available in 59.7 million U.S. households (60% of the total U.S. households with televisions). Sci-Fi Channel features science fiction, horror, fantasy and science-fact oriented programming. In general, Sci-Fi Channel's programming is designed to appeal to viewers between the ages of 18 to 49. According to Nielsen Media Research, Sci-Fi Channel averaged a prime time 1.0 rating for December 1999, a new record for the network.

      USA Network and Sci-Fi Channel derive virtually all of their revenues from two sources. The first is the per-subscriber fees paid by the cable operators and other distributors. The second is from the sale of advertising time within the programming carried on each of the networks. AT&T Corp. and Time Warner together represent nearly 40% of USA Network's distribution and more than 30% of Sci-Fi Channel's distribution. Holdco, through USANi LLC, is currently in negotiations with AT&T to renew its distribution agreement for USA Network.

      USA Network and Sci-Fi Channel each distribute their programming service on a 24-hour per day, seven day per week basis. Both networks are distributed in all 50 states and Puerto Rico via satellite for distribution by cable television systems and direct broadcast satellite systems and for satellite antenna owners by means of satellite transponders owned and leased by Networks. Any cable television system or individual satellite dish owner in the United States and its territories and possessions equipped with standard satellite receiving facilities is capable of receiving Networks' services.

      Networks has the full-time use of four transponders on two domestic communications satellites, although one of those transponders has been subleased, and is available only in the event of certain catastrophic events. Like Home Shopping Network, Networks has protection in the event of the failure of its transponders. A transponder failure that would necessitate a move to another transponder on the same satellite would not result in any significant interruption of service to those that receive Networks' programs. However, a failure that would necessitate a move to another satellite temporarily may affect the number of cable systems that receive Networks programs as well as other programming carried on the failed satellite, because of the need to install equipment or to reorient earth stations. The projected ends of life of the two satellites utilized by Networks are May 2004 and March 2006, respectively.

      Networks' control of two different transponders on each of two different satellites would enable it to continue transmission of its programs should either one of the satellites fail. Although Networks believes it is taking reasonable measures to ensure its continued satellite transmission capability, there can be no assurance that termination or interruption of satellite transmission will not occur. Such a termination or interruption of service by one or both of these satellites could have a material adverse effect on the operations and financial condition of USANi LLC. The availability of replacement satellites and transponders is dependent on a number of factors over which Networks has no control, including competition among prospective users for available transponders and the availability of satellite launching facilities for replacement satellites.

      Each of the networks enters into agreements with cable operators and other distributors which agree to carry the programming service, generally as part of a package with other advertiser-supported programming services. These agreements are multi-year arrangements in which the distributor pays Networks a fee for each subscriber to the particular programming service.

Television Production

      Studios USA produces and distributes television programs and motion picture films intended for initial exhibition on television and home video in both domestic and international markets. These productions include original programming for network television, first-run syndication through local television stations, pay television, basic cable and home video and made-for-television movies. Studios USA also is the exclusive domestic distributor of the Universal television library. In addition to the activities of Studios USA, other USAi business units are also engaged in financing or producing television programs for exhibition on USA Network or Sci-Fi Channel.

      Several of Studios USA's subsidiary companies are individually and separately engaged in the development and/or production of television programs. Certain of these subsidiaries are also signatories to various collective bargaining agreements within the entertainment industry. The most significant of these are the agreements with the Writers Guild of America, the Directors Guild of America and the Screen Actors Guild which agreements typically have a term of several years and then require re-negotiation.

      Studios USA licenses television film product to independent stations and directly to network affiliated stations in return for either a cash license fee, barter or part-barter and part-cash. Barter syndication is the process whereby Studios USA obtains commitments from television stations to broadcast a program in certain agreed upon time periods. Studios USA retains advertising time in the program in lieu of receiving a cash license fee, and sells such retained advertising time for its own account to national advertisers at rates based on the projected number of viewers. By placing the program with television stations throughout the United States, an "ad hoc" network of stations is created to carry the program. The creation of this ad hoc network of stations, typically representing a penetration of at least 80% of total U.S. television households, enables Studios USA to sell the commercial advertising time through advertising agencies for sponsors desiring national coverage. The rates charged for this advertising time are typically lower than rates charged by U.S. broadcast networks for similar demographics since the networks' coverage of the markets is generally greater. In order to create this ad hoc network of stations and reach 80% of total U.S. television households, Studios USA must syndicate its programming with stations that are owned and operated by the major broadcast networks and station groups, which are essentially entities which own many stations in the major broadcast markets across the United States. Without commitments from broadcast network stations and station groups, the necessary market penetration may not be achieved which may adversely affect the chances of success in the first-run syndication market.

      Generally, television films produced for broadcast or cable networks or barter syndication provide license fees and/or advertising revenues that cover only a portion of the anticipated production costs. The recoverability of the balance of the production costs and the realization of profits, if any, is dependent upon the success of other exploitation including international syndication licenses, subsequent basic cable and domestic syndication licenses, releases in the home video market, merchandising and other uses. Pursuant to an agreement with Universal, Studios USA has the right to include eligible product in Universal's international free television output and volume agreements with television broadcasters in major international territories. These agreements represent a substantial revenue source for Studios USA.

      Studios USA distributes its current programming domestically. In addition, USAi and Universal have agreed that Studios USA will have the exclusive right through February 2013, to distribute domestically Universal's large television library, with programming dating back to the 1950s and including such series as Alfred Hitchcock Presents; The Virginian; Marcus Welby, M.D.; Dragnet; Columbo; Kojak; The Rockford Files; Murder She Wrote; Magnum P.I.; Miami Vice; Coach and Northern Exposure. During this period, Studios USA also has the exclusive right, with limited exceptions, to distribute domestically television programming newly produced by Universal.

      In addition, USAi and Universal have agreed that Universal will have the exclusive right, again with limited exceptions, to distribute all Studios USA programming internationally. In that regard, Universal has entered into several output and volume agreements with international television broadcasters that include programming produced by Studios USA. In May 1996, Universal signed a free television output and co-production agreement with Germany's RTL. The ten-year agreement covers all new and existing product distributed by Universal to RTL, UFA and CLT broadcasting outlets in Germany and other German- speaking territories and provides that RTL will co-produce a minimum number of series from Universal and Studios USA over the term of the agreement, providing a portion of each series' production costs. With regard to the output arrangement, RTL has exclusive first-run free television rights in its territories to carry every series and television movie made by Universal and Studios USA during the term of the agreement. In 1997, Universal signed similar volume agreements in France, Spain, Italy and the United Kingdom in which the licensor generally committed to license a minimum number per year of first-run series and first-run television movies during a specified term in the territory. Pursuant to the terms of the international distribution agreement between USAi and Universal, USAi's eligible programming will have the first right to participate in Universal's international output and volume agreements with international television broadcasters, including in Germany, France, Spain, Italy and the United Kingdom.

Electronic Retailing

      Home Shopping Network sells a variety of consumer goods and services by means of live, customer-interactive electronic retail sales programs which are transmitted via satellite to cable television systems, affiliated broadcast television stations and satellite dish receivers. Home Shopping Network operates two retail sales programs, Home Shopping Network and America's Store, each 24 hours a day, seven days a week.

      Home Shopping Network's retail sales and programming are intended to promote sales and customer loyalty through a combination of product quality, price and value, coupled with product information and entertainment. Home Shopping Network and America's Store programs are carried by cable television systems and broadcast television stations throughout the country. Home Shopping Network and America's Store are divided into segments which are televised live with a host who presents the merchandise, sometimes with the assistance of a guest representing the product vendor, and conveys information relating to the product. Viewers purchase products by calling a toll-free telephone number. According to Nielsen Media Research, as of December 31, 1999, Home Shopping Network was available in approximately 73.7 million unduplicated households, including approximately 60.6 million cable households.

      The following table highlights the changes in the estimated unduplicated television household reach of Home Shopping Network, by category of access for the year ended December 31, 1999:

                                               Cable        Broadcast       Satellite    Total
                                               -----        ---------       ---------    -----
                                                       (In thousands of households)
Households--December 31, 1998..............     53,455         13,842          2,028     69,325
Net additions/(deletions)..................      7,163        (2,394)          (353)      4,416
Households--December 31, 1999..............     60,618         11,448          1,675     73,741

      Households capable of receiving both broadcast and cable transmissions are included under cable and therefore are excluded from broadcast to present unduplicated household reach. Cable households included 9.1 million and 5.2 million direct broadcast satellite households at December 31, 1999 and 1998, respectively, and therefore are excluded from satellite.

      According to industry sources, as of December 31, 1999, there were 100.1 million homes in the United States with a television set, 68.5 million basic cable television subscribers and 1.7 million homes with satellite dish receivers, excluding direct broadcast satellite.

      As of December 31, 1999, America's Store reached approximately 6.8 million cable television households, of which 1.2 million were on a part time basis. Of the total cable television households receiving America's Store, 6.5 million also receive Home Shopping Network.

Product Purchasing and Liquidation

      Home Shopping Network purchases merchandise made to its specifications, merchandise from manufacturers' lines, merchandise offered under certain exclusive rights and overstock inventories of wholesalers. The mix of products and source of such merchandise depends upon a variety of factors including price and availability. Home Shopping Network generally does not have long-term commitments with its vendors, and there are various sources of supply available for each category of merchandise sold.

      Home Shopping Network's product offerings include: jewelry; hardgoods, which include consumer electronics, collectibles, housewares, and consumables; health and beauty, which consists primarily of cosmetics, skin care, fitness and nutritional supplements; softgoods, which consist primarily of apparel; and fashion accessories. For 1999 hardgoods, jewelry, health and beauty, softgoods and fashion accessories accounted for approximately 42.3%, 27.6%, 17.3%, 11.2% and 1.6%, respectively, of Home Shopping Network's net sales.

      Home Shopping Network liquidates excess inventory through its four outlet stores located in the Tampa Bay and Orlando areas and one outlet store in the Chicago area. Damaged merchandise is liquidated by Home Shopping Network through traditional channels.

Transmission and Programming

      Home Shopping Network produces its programming in its studios located in St. Petersburg, Florida. Home Shopping Network and America's Store programs are distributed to cable television systems, broadcast television stations, direct broadcast satellite, and satellite antenna owners by means of Home Shopping Network's satellite uplink facilities to satellite transponders leased by Home Shopping Network. Any cable television system, broadcast television station or individual satellite dish owner in the United States and the Caribbean Islands equipped with standard satellite receiving facilities is capable of receiving Home Shopping Network and America's Store.

      Home Shopping Network has lease agreements securing full-time use of three transponders on three domestic communications satellites, although one of those transponders has been subleased as described below. Each of the transponder lease agreements grants Home Shopping Network "protected" rights. When the carrier provides services to a customer on a "protected" basis, replacement transponders (i.e., spare or unassigned transponders) on the satellite may be used in the event the "protected" transponder fails. Should there be no replacement transponders available, the "protected" customer will displace a "preemptible" transponder customer on the same satellite. The carrier also maintains a protection satellite and should a satellite fail completely, all "protected" transponders would be moved to the protection satellite which is available on a "first fail, first served" basis.

      Use of the transponder which Home Shopping Network subleases may, however, be preempted in order to satisfy the owner's obligations to provide the transponder to another lessee on the satellite in the event that the other lessee cannot be restored to service through the use of spare or reserve transponders (the "special termination right"). As of June 5, 1995, Home Shopping Network discontinued use of this satellite transponder for which it has a non-cancelable operating lease calling for monthly payments of approximately $150,000 through December 31, 2006. In 1996, Home Shopping Network subleased this satellite transponder for a term of 10 years with an option to cancel after four years. The monthly sublease rental is in excess of the monthly payment.

      A transponder failure that would necessitate a move to another transponder on the same satellite would not result in any significant interruption of service to the cable systems and/or television stations which receive Home Shopping Network and America's Store. However, a failure that would necessitate a move to another satellite may temporarily affect the number of cable systems and/or television stations which receive Home Shopping Network and America's Store, as well as all other programming carried on the failed satellite, because of the need to install equipment or to reorient earth stations.

      The terms of two of the satellite transponder leases utilized by Home Shopping Network are for the life of the satellites, which are projected through 2004. The term of the third subleased satellite is through December 31, 2006, subject to earlier implementation of the special termination right.

      Home Shopping Network's access to two transponders pursuant to long-term agreements would enable it to continue transmission of Home Shopping Network programming should either one of the satellites fail. Although Home Shopping Network believes it is taking every reasonable measure to ensure its continued satellite transmission capability, there can be no assurance that termination or interruption of satellite transmissions will not occur. Such a termination or interruption of service by one or both of these satellites could have a material adverse effect on the operations and financial condition of Holdco.

      The availability of replacement satellites and transponder time beyond current leases is dependent on a number of factors over which Home Shopping Network has no control, including competition among prospective users for available transponders and the availability of satellite launching facilities for replacement satellites.

Affiliation Agreements with Cable Operators

      Home Shopping Network has entered into affiliation agreements with cable system operators to carry Home Shopping Network, America's Store, or both services. The agreements have terms ranging from 3 to 14 years, and obligate the cable operator to assist with the promotional efforts of Home Shopping Network by carrying commercials promoting Home Shopping Network and America's Store and by distributing Home Shopping Network's marketing materials to the cable operator's subscribers. All cable operators receive a commission of 5 percent of the net merchandise sales within the cable operator's franchise area, regardless of whether the sale originated from a cable or a broadcast household. With larger, multiple system operators, Home Shopping Network has agreed to provide additional compensation. This compensation will be in various forms, for example, by purchasing advertising availabilities from cable operators on other programming networks, by establishing commission guarantees for the operator, or by making an upfront payment to the operator in return for commitments to deliver a minimum number of Home Shopping Network subscribers for a certain number of years.

Affiliation Agreements with Television Stations

      Home Shopping Network has entered into affiliation agreements with television stations to carry Home Shopping Network or America's Store programs. In addition to 13 owned and operated full power television stations owned by USAi (three of which do not carry Home Shopping Network or America's Store) and 26 low power television stations owned by USAi, as of December 31, 1999, Holdco, through USANi LLC, has affiliation agreements with 5 full-time, full power stations, 39 part-time, full power stations that carry Home Shopping Network or America's Store and 50 low power stations. USAi has a minority ownership interest in 3 of the full-time, full power stations that carry Home Shopping Network or America's Store programs. The affiliation agreements have terms ranging from four weeks to fourteen years. All television station affiliates other than stations owned by USAi receive an hourly or monthly fixed rate for airing Home Shopping Network and America's Store programs. Full power television signals are carried by cable operators within a station's coverage area. For more information, see "--Regulation--Must-Carry/Retransmission Consent." Low power station signals are rarely carried by cable systems.

Internet Services

      Holdco, through USANi LLC, operates several Internet services associated with its media and entertainment and electronic retailing businesses. In July 1998, USAi announced the formation of USA Networks Interactive to coordinate the operations of its Internet Services business, including those operated by USANi LLC.

      Retailing. Holdco, through USANi LLC, conducts its Internet retailing operations through Internet Shopping Network. Internet Shopping Network's retailing services include First Auction.com, which was launched in June 1997, and First Jewelry.com, which officially launched in October 1999. First Auction.com is an interactive Internet site, which auctions a broad range of merchandise, including housewares, home decor products, jewelry, apparel, toys, collectibles, beauty products, outdoor fitness and sporting equipment, consumer electronics and computers. As of December 31, 1999, First Auction.com had approximately 464,000 registered members. First Jewelry.com is an interactive Internet site, which sells jewelry across a broad range of categories and price points. Since its October 1999 launch, First Jewelry.com has continued to experience rapid sales growth.

      Internet Shopping Network specializes in marketing, fulfillment, customer service and site development in online retailing. Internet Shopping Network has online advertising distribution agreements with America Online, @Home, Women.com, Lycos Network and MyPoints.com. Internet Shopping Network's technology partners include Sun Microsystems, LinkShare, Oracle and Netscape.

      During 1999, Home Shopping Network re-launched its web site, HSN.com, as a transactional e-commerce site. Home Shopping Network's site allows consumers to shop for selected merchandise from Home Shopping Network's inventory, and provides opportunities for consumers to engage in a variety of entertaining community activities including live chats with celebrity guests and user populated bulletin boards.

      Scifi.com. In addition to the retailing services described above, Holdco, through USANi LLC, operates scifi.com, the web site for Sci-Fi Channel. Scifi.com, which was launched in 1995, is an online science fiction resource, featuring original entertainment, daily news, feature stories, games and special events that focus on science fiction, science fact, fantasy, horror, the paranormal and the unknown.

                             INTERNATIONAL VENTURES

International TV Channel Joint Venture

      As part of the Universal transaction, USAi and Universal agreed to form a 50-50 joint venture to be managed by Universal which would own, operate and exploit the international development of USA Network, Sci-Fi Channel and Universal's action/adventure channel, 13th Street. During the second quarter of 1999, USAi elected to not participate in the venture.

Home Shopping Network Ventures

      Europe. On December 17, 1999, USAi entered into an agreement with Thomas and Leo Kirch and Georg Kofler pursuant to which each agreed to cause the entities controlled by them to jointly pursue on an exclusive basis in Europe televised shopping and related e-commerce opportunities and to consider pursuing other media opportunities in each case subject to preexisting obligations and applicable law and regulation in the various member countries. The parties agreed to consider alternatives consistent with applicable law with respect to the structure of any entities formed to pursue such opportunities.

      Germany. In 1999, the joint venture entity through which Home Shopping Network participates in a German language televised shopping business, H.O.T. Home Order Television GmbH & Co. KG, was converted to a German AG ("HOT Germany"). In connection with such restructuring, Home Shopping Network and Mr. Kofler entered into a shareholders agreement which, among other things, provides that Mr. Kofler will vote his shares in HOT Germany as directed by HSN on certain matters including the election of a majority of the members of the Supervisory Board of HOT Germany. Mr. Kofler also granted Home Shopping Network a right of first refusal with respect to the stock in HOT Germany held by him. Home Shopping Network also agreed to purchase Mr. Kofler's HOT Germany stock under certain circumstances and agreed to vote as directed by Mr. Kofler on various matters including the election of Mr. Kofler as Chairman of the HOT Germany Supervisory Board. Mr. Kofler also agreed to take steps as may be necessary for Home Shopping Network to consolidate the financial results of HOT Germany with those of Home Shopping Network.

      Italy. In 1998, Home Shopping Network entered into a joint venture agreement with SBS Broadcasting System S.A. and SBS Italia S.r.l. ("SBS Italia") to explore and, if deemed feasible, develop an Italian language televised shopping business. During 1999, Home Shopping Network, SBS and SBS Italia agreed to restructure the joint venture and to change the name of SBS Italia to HOT Italia and to utilize HOT Italia as the vehicle for developing a live shopping business in Italy. As a result of the restructuring, 51% of the equity of HOT Italia was transferred to H.O.T. Home Order Television Europe GmbH & Co. KG ("Hot Europe") and 12% transferred to HOT Germany. HOT Europe is a partnership in which Home Shopping Network has a 19.2% non-voting equity interest and that is controlled by H.O.T. Home Order Television International GmbH ("HOT International"). HOT International is owned by George Kofler, Thomas Kirch and Quelle AG. Home Shopping Network's direct ownership interest in HOT Italia was reduced to 18.5% as a result of this restructuring. It is anticipated that HOT Germany will contribute its interest in HOT Italia to HOT Europe and Quelle will assign its interest in HOT Europe and HOT International to Mr. Kofler.

      HOT Italia owns 10.1% of the equity of an entity, Vallau Italia Promomarket ("VIP"), that operates an Italian national broadcast network. VIP has applied for a license to operate a national broadcast network in Italy. In the event the license is issued, HOT Italia intends to apply for authority to purchase the remaining 89.9% of the equity in VIP it does not currently own. HOT Italia has entered into purchase agreements to purchase the remaining equity of VIP for 118.9 billion Lire. There can be no assurance that VIP will be granted a license and that HOT Italia will be able to acquire VIP. In the event such license or authorization is not granted, HOT Italia would be required to seek alternative means of distributing programming. Currently, there are limited available means of distributing television programming on a nationwide basis and there can be no assurance that alternative means of distribution can be secured.

      Japan. In 1997, Home Shopping Network acquired a 30% interest in Jupiter Shop Channel Co. Ltd., a venture based in Tokyo. Jupiter Shop Channel broadcasts televised shopping 24 hours a day, of which 60 hours per week are devoted to live shopping. Jupiter Shop Channel has reached agreements to be available in approximately 3.37 million full-time equivalent households as of December 31, 1999. Liberty Media International, Inc., a subsidiary of Liberty, owns a 50% interest in Jupiter Programming Co. Ltd. which is the 70% shareholder in the venture.

      Spanish Language Networks. During 1999, Home Shopping Network continued to operate Home Shopping en Espanol in conjunction with Univision Communications on Univision's cable affiliate, Galavision. Currently, Home Shopping en Espanol is aired six hours per day Sunday through Friday, and seven hours on Saturday with one-half of the broadcast time being aired on the West Coast and the other half on the East Coast. It reaches approximately 2.7 million households in the United States. Home Shopping Network and Univision have agreed that Home Shopping Network will buy out Univision's interest in the joint venture although no final agreements have been entered into. In connection therewith, Galavision will continue to carry Home Shopping en Espanol until December 31, 2000. Home Shopping Network will continue to seek to expand the distribution of Home Shopping en Espanol in the United States and elsewhere in the Spanish speaking world.

                                   REGULATION

      USAi, Holdco, and USANi LLC are subject to various federal, state and local regulations, some of which may affect the operations of such entities and their subsidiaries.

Current FCC Regulation

      A substantial portion of USAi's businesses, including the businesses of Holdco and USANi LLC, are subject to various statutes, rules, regulations and orders relating to communications and generally administered by the FCC. The communications industry, including the operation of broadcast television stations, cable television systems, satellite distribution systems and other multichannel distribution systems and, in some respects, vertically integrated cable programmers, is subject to substantial federal regulation, particularly under the Communications Act of 1934, the Telecommunications Act of 1996 and the rules and regulations promulgated thereunder by the FCC. Cable television systems are also subject to regulation at the state and local level. The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC to issue, renew, revoke and modify broadcast licenses, to determine the location of stations, to establish areas to be served and to regulate aspects of broadcast and cable programming. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a licensee without prior FCC approval. If the FCC determines that violations of the Communications Act or any FCC rule have occurred, it may impose sanctions ranging from admonishment of a licensee to license revocation.

Broadcast Television License Grant and Renewal

      The Communications Act provides that a broadcast license, including the licenses controlled by USA Broadcasting (the entity through which USAi conducts its television broadcasting operations), may be granted to any applicant upon a finding that the public interest, convenience and necessity would be served thereby, subject to limitations. Television stations operate according to broadcasting licenses that are usually granted by the FCC for a maximum permitted term of eight years. Television station licenses are subject to renewal upon application to the FCC, which is required under the Communications Act to grant the renewal application if it finds that (1) the station has served the public interest, convenience and necessity; (2) there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC; and (3) there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse.

Alien Ownership of Broadcast Television Stations

      The Communications Act prohibits the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation of which more than 20% of the capital stock is beneficially or nominally owned or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country (collectively, "Aliens"). The 1934 Act also authorizes the FCC, if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is beneficially or nominally owned or voted by Aliens. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. Under the relevant provision of the 1934 Act, Universal is considered an Alien, since it is 84% owned by The Seagram Co. Ltd., a Canadian corporation, and 16% by Matsushita Electric Industrial Co. Ltd., a Japanese corporation. At USAis Annual Meeting of Stockholders held in February 1998, USAi's stockholders approved amendments to USAi's certificate of incorporation to ensure that USAi will continue to be in compliance with the Alien ownership limitation of the 1934 Act. Universal's equity interest in USAi, to the extent held through the ownership of LLC shares relating to USANi LLC, which does not hold any broadcast licenses, is not regarded as an equity interest in USAi for purposes of the statutory provision regarding Alien ownership.

Multiple and Cross Ownership

      Current FCC regulations impose significant restrictions on certain positional and ownership interests in broadcast television stations, cable systems and other media. On August 5, 1999, the FCC adopted changes in several of its broadcast ownership rules (collectively, the "FCC Ownership Rules"). These rule changes became effective on November 16, 1999;

however, several petitions have been filed with the FCC seeking reconsideration of the new rules, so the rules may change. While the following discussion does not describe all of the ownership rules or rule changes, it attempts to summarize those rules that appear to be most relevant to USAi and its subsidiaries. As a general matter, officers, directors and stockholders who own 5% or more of the outstanding voting stock of a media company (except for some institutional shareholders, who may own up to 20%) are deemed to have "attributable" interests in the company. Nonvoting stockholders, minority voting stockholders in companies controlled by a single majority stockholder, and holders of options and warrants are generally exempt from attribution under the current rules. However, under the FCC's new equity-debt plus rule, a party will be deemed to be attributable if it owns a non-voting interest exceeding 33% of the total asset value (including debt and equity) of the licensee and it either provides 15% of the station's weekly programming or owns an attributable interest in another broadcast station, cable system or daily newspaper in the market, even if there is a single majority shareholder.

      Under the FCC's rules, an individual or entity may hold attributable interests in an unlimited number of television stations nationwide, subject to the restriction that no individual or entity may have an attributable interest in television stations reaching, in the aggregate, more than 35% of the national television viewing audience subject to a 50% discount in the number of television households attributed to any UHF station.

      The FCC relaxed its "television duopoly" rule, which barred any entity from having an attributable interest in more than one television station with overlapping service areas. Under the new rules, an entity may have attributable interests in stations with overlapping coverage contours if each station is located in a different DMA. In addition, one entity may now have attributable interests in two television stations in the same Nielsen Designated Market Area ("DMA") provided that: (1) one of the two stations is not among the top four in audience share and (2) at least eight independently owned and operated commercial and noncommercial television stations will remain in the DMA if the proposed transaction is consummated. The new rules also permit common ownership of television stations in the same DMA where one of the stations to be commonly owned has failed, is failing or is unbuilt or where extraordinary public interest factors are present. The rules continue to restrict the holder of an attributable interest in a television station from also having an attributable interest in a radio station, daily newspaper or cable television system serving a community located within the coverage area of that television station.

      Liberty's ownership interests in USAi, including its non-voting ownership interest in the BDTV entities, have been structured to comply with these regulations, which apply to Liberty because of the interests in cable television of AT&T Corp., Liberty's parent company. In a June 14, 1996 "Memorandum Opinion and Order," the FCC concluded that Liberty's beneficial interest in USAi through its ownership of convertible non-voting common stock of the BDTV entities, as augmented by an imputed 50% "control" premium, was subject to the FCC's former cross- interest policy (which restricted the common ownership of an attributable interest in one media company and certain non-attributable but "meaningful," including substantial non-attributable equity interests, in another media company serving substantially the same area). The FCC subjected Liberty's ownership interest in USAi to conditions, including that (1) the prior approval of the FCC be obtained for any increase in Liberty's interest, and (2) the FCC be notified prior to completion of any transaction whereby the aggregate percentage of television households served by cable systems owned or controlled by AT&T in any of USA Broadcasting's television markets would exceed 50 percent. Liberty's ownership of USANi LLC shares is not regarded as an equity interest in USAi for purposes of the FCC cross- ownership rules or practices. Two members of USAi's board of directors, Messrs. Paul G. Allen and William D. Savoy, have attributable interests in cable television systems located within the coverage areas of certain of the television stations controlled by USA Broadcasting. On November 3, 1998, USAi notified the FCC that Messrs. Allen and Savoy have pledged to recuse themselves from any matters that come before USAi's Board of Directors pertaining to the operation or management of the television stations and therefore qualify under the FCC's rules for exemption from attribution of any interests of USAi or USA Broadcasting in the television stations. Notwithstanding the recent elimination, these conditions remain in effect.

      Pursuant to the requirements of the Telecommunications Act, the FCC is considering a formal inquiry to review all of its broadcast ownership rules which are not otherwise under review, including the national audience limitation, the associated 50% discount for UHF stations and the cable/television cross-ownership rule. It is not possible at this time to predict what action the FCC may take and how it may affect USAi.

Digital Television

      The FCC has taken a number of steps to implement digital television service (including high-definition television) in the United States. On February 17, 1998, the FCC adopted a final table of digital channel allotments and rules for the implementation of digital television. The table of digital allotments provides each existing television station licensee or permittee with a second broadcast channel to be used during the transition to digital television, conditioned upon the surrender of one of the channels at the end of the digital television transition period. USAi has commenced construction of its digital facilities for three of its stations, and has completed construction for WHSH-DT, which began reduced-power digital operations in October 1998. USAi has preserved its ability to maximize its DTV facilities for each of its stations and, to the extent that USAi's engineers determine that maximization is warranted, USAi will file maximization applications by the FCC's May 1, 2000 deadline.

      The digital television implementing rules permit broadcasters to use their assigned digital spectrum flexibly to provide either standard or high-definition video signals and additional services, including, for example, data transfer, subscription video, interactive materials, and audio signals, subject to the requirement that they continue to provide at least one free, over-the-air television service. The FCC has set a target date of 2002 for completion of construction of digital television facilities and 2006 for expiration of the transition period, subject to biennial reviews to evaluate the progress of digital television, including the rate of consumer acceptance. Conversion to digital television may reduce the geographic reach of USAi's stations or result in increased interference, with, in either case, a corresponding loss of population coverage. Digital television implementation will impose additional costs on USAi, primarily due to the capital costs associated with construction of digital television facilities and increased operating costs both during and after the transition period. The FCC has adopted rules that require broadcasters to pay a fee of 5% of gross revenues received from ancillary or supplementary uses of the digital spectrum for which they receive subscription fees or compensation other than advertising revenues derived from free over-the-air broadcasting services.

      USAi continually reviews developments relating to the FCC's digital television proceedings, and the digital television industry generally. Material developments in this regard could have a material impact on USAi's businesses. For example, in the future, seven of USAi's 26 low-power television stations, as well as other low-power television affiliates of Home Shopping Network, will likely have to cease business operations due to irremediable interference to or from new digital television allocations. Under procedures established in the digital television rulemaking proceeding, USAi has filed applications for authorization to shift the operation of 15 additional low-power television stations to alternative channels that are not subject to displacement. To date, six of such applications have been granted by the FCC. The remaining four of USAi's low-power television stations are not expected to be subject to digital television displacement at their existing channel assignments.

Children's Television Programming

      Under legislation enacted in 1990, the amount of commercial matter that may be broadcast during programming designed for children 12 years of age and younger is limited to 12 minutes per hour on weekdays and 10.5 minutes per hour on weekends. Violations of the children's commercial limitations may result in monetary fines or non-renewal of a station's broadcasting license. In addition, the FCC has adopted a guideline for processing television station renewals under which stations are found to have complied with the Children's Television Act if they broadcast three hours per week of "core" children's educational programming, which, among other things, must have as a significant purpose serving the educational and informational needs of children 16 years of age and younger. A television station found not to have complied with the "core" programming processing guideline could face sanctions, including monetary fines and the possible non-renewal of its broadcasting license, if it has not demonstrated compliance with the Children's Television Act in other ways. The FCC has indicated its intent to enforce its children's television rules strictly.

Television Violence

      As part of a directive in the Telecommunications Act, the broadcast and cable television industries have adopted, and the FCC has approved a voluntary content ratings system which, when used in conjunction with so-called "V-Chip" technology, would permit the blocking of programs with a common rating. The FCC directed that all television receiver models with picture screens 13 inches or greater be equipped with "V-Chip" technology under a phased implementation that began on July 1, 1999. Holdco cannot predict how changes in the implementation of the ratings system and "V-Chip" technology will affect its business.

Closed Captioning

      The FCC's closed captioning rules, which became effective January 1, 1998, provide for the phased implementation, beginning in the year 2000, of a universal on-screen captioning requirement with respect to the vast majority of video programming. The captioning requirement applies to programming carried on broadcast television stations and cable programming networks. Although the FCC has provided for exceptions to or exemptions from the rules under certain circumstances, none applies to any of the current broadcast or cable programming services of USA Broadcasting, USA Networks or Home Shopping Network. Both USA Broadcasting and Home Shopping Club have applied to the FCC for waivers of the closed captioning rules. Parties are not required to comply with the closed captioning rules while they have waiver requests pending.

Other Broadcast Television Regulation

      The FCC continues to enforce strictly its regulations concerning "indecent" programming, political advertising, environmental concerns, technical operating matters and antenna tower maintenance and marking. The FCC recently adopted new equal employment opportunity rules to replace its former rules which were partially struck down as unconstitutional by the U.S. Court of Appeals for the D.C. Circuit. The FCC's new rules require stations to widely disseminate information regarding job openings, maintain records of their equal employment opportunity program and outreach efforts, file annual employment reports with the FCC and file their model equal employment opportunity program with the FCC every other year. Stations with fewer than five employees do not have to comply with the FCC's recruitment standards, but they are subject to reporting requirements. In addition, FCC regulations governing network affiliation agreements mandate that television broadcast station licensees retain the right to reject or refuse network programming or to substitute programming that the licensee reasonably believes to be of greater local or national importance. Violation of FCC regulations can result in substantial monetary forfeitures, periodic reporting conditions, short-term license renewals and, in egregious cases, denial of license renewal or revocation of license.

Must-Carry/Retransmission Consent

      As part of the Cable Television Consumer Protection and Competition Act of 1992, television broadcasters are required to make triennial elections to exercise either "must-carry" or "retransmission consent" rights with respect to their carriage by cable systems in each broadcaster's local market. By electing must-carry rights, a broadcaster demands carriage on a specified channel on cable systems within its television market (defined by Nielsen as a Designated Market Area (DMA)). Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. Home Shopping Network, USA Broadcasting and USA Networks are affected by the must-carry rules, which were upheld in a 1997 U.S. Supreme Court ruling. A material change in the must-carry rules, or their repeal, could have a material impact on USAi's businesses, including Holdco's businesses. The FCC currently is conducting a rulemaking proceeding to determine carriage requirements for digital broadcast television stations on cable systems during and following the transition from analog to digital broadcasting, including carriage requirements with respect to ancillary and supplemental services that may be provided by broadcast stations over their digital spectrum.

SHVIA

      On November 29, 1999, the President signed the Satellite Home Viewer Improvement Act ("SHVIA"). Among other things, SHVIA provides for a statutory copyright license to enable satellite carriers to retransmit local television broadcast stations into the stations' respective local markets. After May 27, 2000, satellite carriers will be prohibited from delivering a local signal into its local markets--so called "local-into-local" service--without the consent or must-carry election of such station, but stations will be obligated to engage in good faith retransmission consent negotiations with the carriers. SHVIA does not require satellite carriers to carry local stations, but provides that carriers that choose to do so must comply with certain mandatory signal carriage requirements by a date certain, as defined by the Act or as-yet to be drafted FCC regulations. Further, the Act authorizes satellite carriers to continue to provide certain network signals to unserved households, as defined in SHVIA and FCC rules, except that carriers may not provide more than two same-network stations to a household in a single day. Also, households that do not receive a signal of Grade A intensity from any of a particular network's affiliates may continue to receive distant station signals for that network until December 31, 2004, under certain conditions. The FCC has initiated several rulemaking proceedings, as required by SHVIA, to implement certain aspects of the Act, such as standard must-carry procedures, exclusivity protection for local stations against certain distant signals, and enforcement. The FCC has already adopted rules requiring good faith negotiations for retransmission consent between satellite carriers and television broadcast stations.

Cable Television Rate Regulation

      The Telecommunications Act phased out cable rate regulation, except with respect to the "basic" tier, which must include all local broadcast stations and public, educational, and governmental access channels and must be provided to all subscribers. Home Shopping Network and America's Store programming are distributed on the basic tier in some areas, and "expanded basic" tiers in other areas. USA Network and Sci-Fi Channel are primarily distributed on expanded basic tiers. Rate regulation of all non-basic tiers including the expanded basic tiers was eliminated as of March 31, 1999. The local franchising authorities are primarily responsible for regulating the basic tier of cable service. Because Holdco's revenues are, to some degree, affected by changes in cable subscriber rates, increased regulation of cable subscriber rates, or a reduction in the rates that cable service providers may charge customers could have a significant impact on Holdco's revenues.

Regulation of Cable System Operators Affiliated With Video Programming Vendors

      The 1992 Act prohibits a cable operator from engaging in unfair methods of competition that prevent or significantly hinder competing multichannel video programming distributors from providing satellite-delivered programming to their subscribers. The FCC has adopted regulations to (1) prevent a cable operator that has an attributable interest, including voting or non-voting stock ownership of at least 5%, in a programming vendor from exercising improper influence over the programming vendor in the latter's dealings with competitors to cable; and (2) to prevent a programmer in which a cable operator has an attributable interest from discriminating between cable operators and other multichannel video programming distributors, including other cable operators.

      The FCC's rules may have the effect, in some cases, of requiring vertically integrated programmers to offer their programming to multichannel video programming distributor competitors of cable television, and of prohibiting certain exclusive contracts between such programmers and cable system operators. The rules also permit multichannel video programming distributors to bring complaints before the FCC if they are unable to obtain cable programming on non-discriminatory terms because of "unfair practices" by the programmer.

      Under the 1992 Act, the FCC set a 40% limit on the number of programming channels on a cable system that may be occupied by video programmers in which the cable operator has an attributable interest. USAi, Holdco and USANi LLC could be affected by the 1992 Act as a consequence of Liberty's ownership interests, directly and through its affiliates, in both cable systems and cable programming services.

State and Local Regulation

      Cable television systems are generally constructed and operated under non-exclusive franchises granted by a municipality or other state or local governmental entity. Franchises are granted for fixed terms and are subject to periodic renewal. The Cable Communications Policy Act of 1984 places limitations on the ability of a local franchising authority to control the operations of a cable operator, and the courts from time to time have reviewed the constitutionality of several franchise requirements, often with inconsistent results. The 1992 Act prohibits exclusive franchises, and allows local franchising authorities to exercise greater control over the operation of franchised cable television systems, especially in the areas of customer service and rate regulation. The 1992 Act also allows local franchising authorities to operate their own multichannel video distribution systems without having to obtain franchises. Moreover, local franchising authorities are immunized from monetary damage awards arising from their regulation of cable television systems or their decisions on franchise grants, renewals, transfers, and amendments.

      The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Cable franchises generally contain provisions governing time limitations on the beginning and completion of construction, and governing conditions of service, including the number of channels, the types of programming but not the actual cable programming channels to be carried, and the provision of free service to schools and certain other public institutions. The specific terms and conditions of a franchise and the laws and regulations under which it is granted directly affect the profitability of the cable television system, and thus the cable television system's financial ability to carry programming. Local governmental authorities also may certify to regulate basic cable rates. Local rate regulation for a particular system could result in resistance on the part of the cable operator to the amount of subscriber fees charged by USAi, Holdco or USANi LLC for their programming.

      Various proposals have been introduced at the state and local level with regard to the regulation of cable television systems, and a number of states have enacted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies. Holdco is not able to predict the impact such regulation could have on its businesses.

Other Cable Regulation

      The FCC's regulations concerning the commercial limits in children's programming and political advertising also apply to cable television system operators. USAi, Holdco and USANi LLC also must provide program ratings information.

Proposed Changes

      Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of USAi's broadcast stations and broadcast and cable programming networks. In addition to the changes and proposed changes noted above, such matters include, for example, a proposal to adopt rules that would require video programming distributors, including television broadcast stations, to provide oral descriptions of their programming for the visually impaired, rate regulation for upper tiers of service, political advertising rates and potential restrictions on the advertising of products (beer, wine and hard liquor, for example). Other matters that could affect USAi's regulated media businesses (including the businesses of Holdco and USANi LLC) include technological innovations and developments generally affecting competition in the mass communications industry, such as direct radio and television broadcast satellite service, the continued establishment of wireless cable systems, digital television and radio technologies, and the advent of telephone company participation in the provision of video programming service.

Other Regulatory Considerations

      The summary presented above does not purport to be a complete discussion of all provisions of the Communications Act or other congressional acts or of the regulations and policies of the FCC. For further information, you should review the Communications Act, other congressional acts, and regulations and public notices promulgated from time to time by the FCC. There are additional regulations and policies of the FCC and other federal agencies that govern political broadcasts, public affairs programming, equal opportunity employment and other matters affecting USAi's business and operations (including the businesses and operations of Holdco and USANi LLC).

               TRADEMARKS, TRADENAMES, COPYRIGHTS AND DOMAIN NAMES

      Holdco has registered and continues to register, when appropriate, its trade and service marks as they are developed and used, and Holdco vigorously protects its trade and service marks. Holdco believes that its marks are a primary marketing tool for promoting its identity. Holdco also obtains copyrights with respect to its original programming as appropriate and registers the domain names of its Internet websites.

                                   COMPETITION

Networks and Television Production

Networks

      Viewership and Advertising Revenues. Networks competes for access to its customers and for audience share and revenue with broadcasters and other forms of entertainment. Cable operators and other distributors only contract to carry a limited number of the available networks. Therefore, they may decide not to offer a particular network to their subscribers, or they may package a network with other networks in a manner that only a portion of their subscribers will receive the service (for example, by charging an additional fee). In addition, there has been increased consolidation among cable operators, so that USA Network and Sci-Fi Channel have become increasingly subject to the carriage decisions made by a small number of operators. This consolidation may reduce the per-subscriber fees received from cable operators in the future. The consolidation also means that the loss of any one or more of the major distributors could have a material adverse impact on the networks. The competition for advertising revenues also has become more intense as the number of television networks has increased. While many factors affect advertising rates, ultimately they are dependent on the numbers and types of viewers which a program attracts. As more networks compete for viewers, it becomes increasingly difficult to increase or even maintain a network's number of viewers. Moreover, to do so may require a network to spend significantly greater amounts of money on programming. Therefore, greater pressure may be placed on the networks' ability to generate advertising revenue increases consistent with the increases they have achieved in the past. Networks is affected by competition for advertising revenues.

      Third-Party Programming. The competition for third-party programming is likely to increase as more networks seek to acquire that form of programming. In addition, many networks, including USA Network and Sci-Fi Channel, are affiliated with companies that produce programming. As a result, non-affiliated networks may have a diminished capacity to acquire product from production companies affiliated with other networks.

Television Production

      Programming. Studios USA operates in a highly competitive environment. The production and distribution of television programming are highly competitive businesses. While television programs and films produced by Studios USA compete with all other forms of network and syndication programming, Studios USA essentially competes with all other forms of entertainment and leisure activities. Competition is also faced from other major television studios and independent producers for creative talent, writers and producers, which are essential ingredients in the filmed entertainment business. The profitability of Studios USA is dependent upon factors such as public taste that is volatile, shifts in demand, economic conditions and technological developments.

      In 1995, the FCC repealed its financial interest and syndication rules ("fin-syn rules"). The fin-syn rules were adopted in 1970 to limit television network control over television programming and to foster the development of diverse programming sources. The rules had restricted the ability of the three established, major U.S. televisions networks (i.e., ABC, CBS and NBC) to own and syndicate television programming. The repeal of the rules has increased in-house production of television programming for the networks' own use. As a result of the repeal of the fin-syn rules, the industry has become vertically integrated, with four of the six major broadcast networks being aligned with a major studio. In addition, two major broadcast networks have formed their own in-house production units. Mergers and acquisitions of broadcast networks by studios (e.g., Disney-ABC) have altered the landscape of the industry. It is possible that this change will have a negative impact on Studios USA's business as its network customers are now able to choose between their own product and Studios USA's product in making programming decisions.

Electronic Retailing

      The Home Shopping Network business operates in a highly competitive environment. It is in direct competition with retail merchandisers, other electronic retailers, direct marketing retailers such as mail order companies, companies that sell from catalogs, other discount retailers and companies that market through computer technology.

      Home Shopping Network and QVC, Inc. are currently the two leading electronic retailing companies. Liberty, a subsidiary of AT&T which holds a substantial equity interest in USAi and USANi LLC, currently owns 43% of QVC but has entered into a stockholders agreement with Comcast Corporation, which owns 57% of QVC, under which Comcast Corporation controls the day to day operations of QVC. There are other companies, some having an affiliation or common ownership with cable operators, that now market merchandise by means of live television. A number of other entities are engaged in direct retail sales businesses which utilize television in some form and which target the same markets in which Home Shopping Network operates. Some competitors of the Home Shopping Network business are larger and more diversified than Holdco.

      Viewership. The Home Shopping Network business also competes for access to its customers and for audience share and revenue with broadcasters and conventional forms of entertainment and information, such as programming for network and independent broadcast television stations, basic and pay cable television services, satellite master antenna systems, home satellite dishes and home entertainment centers, newspapers, radio, magazines, outdoor advertising, transit advertising and direct mail. In particular, the price and availability of programming for cable television systems affect the availability of these channels for Home Shopping Network and America's Store programming and the compensation which must be paid to cable operators for carriage of Home Shopping Network and America's Store programming.

      Channel Capacity. In addition, Holdco believes that due to a number of factors, including the development of cable operator owned programming, the competition for channel capacity has substantially increased. With the advent of new compression technologies on the horizon, this competition for channel capacity may substantially decrease, although additional competitors may have the opportunity to enter the marketplace. No prediction can be made with respect to the viability of these technologies or the extent to which they will ultimately impact the availability of channel capacity. A substantial portion of Holdco's businesses are affected by changes in channel capacity and competition among programming providers for available channel capacity.

Internet Services

      Internet Shopping Network operates First Auction.com, an Internet retailing auction service that competes with a number of other companies including uBid, Yahoo! Auctions Powered by OnSale, Excite, OnSale, ZAuction, Surplus Auction and FairMarket. Internet Shopping Network also operates First Jewelry.com, an Internet retail jewelry service that competes with a number of other companies including Mondera, Blue Nile, My Jewelry, Miadora, Adornis, Ashford and Zales. Home Shopping Network operates HSN.com, an Internet retailing service that competes with numerous other on-line retail operations, including iQVC, which is operated by Home Shopping Network's principal television retailing competitor. Internet Shopping Network and Home Shopping Network/HSN.com potentially face competition from a number of large online communities and services that have expertise in developing online commerce. Holdco believes that the principal competitive factors in this market are scale, selection of goods, customer service, reliability of delivery, brand recognition, web site convenience and accessibility, price, quality of search tools and system reliability.

                                    EMPLOYEES

      As of the close of business on December 31, 1999, Holdco and its subsidiaries employed approximately 5,252 full-time employees, with approximately 921 employees employed by Networks and Television Production, 4,185 employees employed by Electronic Retailing and 146 employed by Internet Services. Holdco believes that it generally has good employee relationships, including employees represented by unions and guilds.

Item 2. Properties

      Holdco's facilities for its management and operations are generally adequate for its current and anticipated future needs. Holdco's facilities generally consist of executive and administrative offices, fulfillment facilities, warehouses, operations centers, call centers, television production and distribution facilities, satellite transponder sites and sales offices.

      All of Holdco's leases are at prevailing market (or "most favorable") rates and, except as noted, with unaffiliated parties. Holdco believes that the duration of each lease is adequate. Holdco believes that its principal properties, whether owned or leased, are adequate for the purposes for which they are used and are suitably maintained for such purposes. Most of the office/studio space is substantially utilized, and where significant excess space exists, Holdco leases or subleases such space to the extent possible. Holdco anticipates no future problems in renewing or obtaining suitable leases for its principal properties.

Corporate

      Holdco maintains its principal executive offices at Carnegie Hall Tower, 152 West 57th Street, New York, New York which consist of approximately 29,850 square feet leased by USAi through October 30, 2005.

Networks and Television Production

      The executive offices of Networks are located at 1230 Avenue of the Americas, New York, New York 10020. Networks leases approximately 168,000 square feet at this office space under a lease that continues until March 31, 2005, subject to two five-year options to continue the term. Networks also has smaller offices in Chicago (affiliate relations and sales), Detroit (sales), and Los Angeles (affiliate relations, sales and programming).

      Networks also leases approximately 55,000 square feet in a facility in Jersey City, New Jersey, where Networks has its broadcast operations center. This space is used to originate and transmit the USA Network and Sci-Fi Channel signals. Post-production for both networks, including audio production, editing, graphics and duplication, also is performed at this location. The lease for this space continues through April 30, 2009, and there are options to continue the term beyond that time.

      Studios USA currently conducts its domestic television production and distribution operations primarily from its executive and administrative offices in West Hollywood, California in a facility owned by Ticketmaster, a subsidiary of USAi. Additionally, Studios USA has four domestic sales offices located in Atlanta, Chicago, Dallas and New York City. Production facilities are leased primarily from Universal on its Universal City lot on an as-needed basis depending upon production schedules. Studios USA also leases production facilities in New York City for the production of Law & Order, The Sally Jessy Raphael Show and Maury, in New Jersey for production of Law & Order: Special Victims Unit, and in Chicago for production of The Jerry Springer Show.

Electronic Retailing

      Home Shopping Network owns an approximately 480,000 square foot facility in St. Petersburg, Florida, which houses its Home Shopping Network television studios, broadcast facilities, administrative offices and training facilities.

      Home Shopping Network owns two warehouse-type facilities totaling approximately 84,000 square feet near Home Shopping Network's main campus in St. Petersburg, Florida. These facilities have been used for returns processing, retail distribution and general storage.

      Home Shopping Network leases a 41,000 square foot facility in Clearwater, Florida for its video and post production operations.

      Home Shopping Network owns and operates a warehouse consisting of 163,000 square feet located in Waterloo, Iowa, which is used as a fulfillment center. In addition, Home Shopping Network rents additional space in Waterloo, Iowa consisting of 106,000 square feet.

      Home Shopping Network owns and operates a warehouse located in Salem, Virginia, consisting of approximately 780,000 square feet. In addition, Home Shopping Network leases one additional location in Salem, Virginia consisting of 194,750 square feet and two additional locations in Roanoke, Virginia consisting of 70,000 square feet and 175,000 square feet.

      Home Shopping Network's retail outlet subsidiary leases five retail stores in the Tampa Bay, Orlando and Chicago areas totaling approximately 105,785 square feet.

      Home Shopping Network and its other subsidiaries also lease office space in California and Utah.

Internet Services

      Internet Shopping Network's executive offices are located in Sunnyvale, California, where Internet Shopping Network currently leases 31,000 square feet under a lease expiring in 2000.

Item 3. Legal Proceedings

      In the ordinary course of business, Holdco and its subsidiaries are parties to litigation involving property, personal injury, contract and other claims. The amounts that may be recovered in these matters may be subject to insurance coverage and, although there can be no assurance in this regard, are not expected to be material to the financial position or operations of Holdco.

Federal Trade Commission Matter

      Home Shopping Network is involved from time to time in investigations and enforcement actions by consumer protection agencies and other regulatory authorities. Effective October 2, 1996, the Federal Trade Commission and Home Shopping Network and two of its subsidiaries entered into a consent order under which Home Shopping Network agreed that it will not make claims for specified categories of products, including any claim that any product can cure, treat or prevent illness, or affect the structure or function of the human body, unless it possesses competent and reliable scientific evidence to substantiate the claims. The settlement did not represent an admission of wrongdoing by Home Shopping Network, and did not require the payment of any monetary damages. Thereafter, the FTC investigated Home Shopping Network's compliance with its consent order. The FTC indicated to Home Shopping Network that it believed Home Shopping Network had not complied with the consent order and that it intended to seek monetary penalties and consumer redress for non-compliance. Effective April 29, 1999, Home Shopping Network settled the FTC's claims that it had violated the consent order. The FTC filed a complaint in Federal District Court in Tampa, Florida and entered a consent decree, under which Home Shopping Network paid a civil penalty of $1.1 million and was enjoined from violating the consent order. The settlement did not constitute an admission of wrongdoing by Home Shopping Network.

ASCAP Litigation

      Networks, along with almost every other satellite-delivered network, is involved in continuing disputes regarding the amounts to be paid by it for the performance of copyrighted music from members of the American Society of Composers, Authors and Publishers and by Broadcast Music, Inc. The payments to be made to the American Society will be determined in a "rate court" proceeding under the jurisdiction of the U.S. District Court in the Southern District of New York. In the initial phase of this proceeding, it was determined that Networks must pay the American Society a specified interim fee, calculated as a percentage of the gross revenues of each of USA Network and Sci-Fi Channel. This fee level is subject to upward or downward adjustment in future rate court proceedings, or as the result of future negotiations, for all payments subsequent to January 1, 1986 with respect to USA Network and for all payments subsequent to launch with respect to Sci-Fi Channel. All American Society claims prior to these times have been settled and are final. As to Broadcast Music, Networks has agreed with Broadcast Music with respect to certain interim fees to be paid by both USA Network and Sci-Fi Channel. Subsequent to July 1, 1992 and subsequent to launch of Sci-Fi Channel, respectively, these interim fees are subject to upward or downward adjustment, based on a future negotiated resolution or submission of the issue to Broadcast Music's own federal "rate court." Holdco cannot predict the final outcome of these disputes, but does not believe that it will suffer any material liability as a result of them.

Home Shopping Network Consumer Class Action

      On November 15, 1999, Home Shopping Network was named as a defendant in a consumer class action lawsuit entitled Bruce Tomkins, Henrietta Buck and Jodi Habel Hill on behalf of themselves and all other similarly situated individuals
v. Proteva, Inc., Home Shopping Network, Inc. d/b/a Home Shopping Network and The Home Shopping Network, John Roberts, Vivian Roberts McKinley, Kn Chan, William Lynch and Brian Jordan, filed in the Chancery Division of the Circuit Court of Cook County, Illinois, Case No. 99 CH 12013. The action is purportedly brought on behalf of consumers who were alleged to have purchased a Proteva personal computer from one of the defendants and experienced one of the three following conditions: (a) the computer was or became defective upon purchase or soon thereafter, (b) a defendant refused or failed to honor the rebate offer which was offered as part of the sale, or (c) a defendant refused or failed to provide customer service as purportedly advertised. In the complaint, the plaintiffs assert causes of action for consumer fraud, breach of implied warranty of merchantability and unjust enrichment and seek compensatory and punitive damages along with interest, costs and attorneys' fees. Home Shopping Network has filed an answer to the complaint and intends to vigorously defend this action.

Marketingworks Litigation

      On October 14, 1999, Marketingworks, Inc., a home video distribution company, filed a complaint against Universal Studios Home Video and Studios USA Television Distribution LLC ("Universal/USA") in Los Angeles Superior Court, alleging contract and tort claims in connection with a home video series consisting of out-takes from The Jerry Springer Show. Marketingworks contends that in January 1997, it disclosed confidential marketing plans to Universal Television, which were subsequently appropriated for use in the "out-take" home video series. In January 2000, Universal/USA removed the case to Federal Court as the claims may be preempted by copyright and Marketingworks has sought federal remedies under the Lanham Act. Universal/USA also filed a motion to dismiss those claims that are within the scope of copyright preemption. Marketingworks has filed a motion to have the matter remanded back to state court. Both motions are expected to be heard in March 2000. Although discovery is only commencing, based on information provided by outside counsel to Universal/USA to date, Holdco believes it is unlikely that this claim could present any material liability to the Company.

First Jewellery Litigation

      On November 10, 1999, First Jewellery Company of Canada, Inc. and its affiliate A&A Jewelers, Inc. filed a complaint against Internet Shopping Network and USAi in U.S. District Court for the Southern District of New York, claiming that Internet Shopping Network's use of the "First Jewelry" name and URL infringes on plaintiffs' claimed "First Jewellery" and "1st Jewellery" trademarks. Plaintiffs also filed a domain name challenge with Network Solutions, Inc. On December 14, 1999, a hearing was held on plaintiffs' preliminary injunction motion. On January 31, 2000 and February 17, 2000, the judge issued two orders granting the preliminary injunction motion, ordering Internet Shopping Network to cease using the name "First Jewelry" in connection with Internet Shopping Network's jewelry business commencing on April 17, 2000, unless used to announce a name change, and ordering Internet Shopping Network until such name change to prominently display next to the "First Jewelry" logo on the First Jewelry home page a statement disclaiming any affiliation with plaintiffs, but permitting Internet Shopping Network throughout the pendency of the litigation to use the www.firstjewelry.com URL provided the web page at such URL is only used to announce the new name and provide consumers a link to a new URL under which the web site operates with its new name.

Other

      Holdco is engaged in various other lawsuits either as plaintiffs or defendants. In the opinion of management, the ultimate outcome of these various lawsuits should not have a material impact on Holdco.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Holdco's common stock is not quoted on any stock exchange and are not traded. The common stock held by Liberty is exchangeable for shares of USAi's common stock and Class B common stock on a one-for-one basis. All outstanding shares are held by USAi and Liberty.

Item 7. Management's Discussion and Analysis of Results of Operations

                                     GENERAL

      Holdco (the "Company" or "Holdco"), a subsidiary of USA Networks, Inc. ("USAi"), is a holding company, the subsidiaries of which are engaged in diversified media and electronic commerce businesses.

      On February 12, 1998, USAi acquired USA Networks, a New York general partnership, consisting of cable television networks, USA Network and Sci-Fi Channel ("Networks"), as well as the domestic television production and distribution businesses of Universal Studios ("Studios USA") from Universal Studios, Inc. ("Universal"), an entity controlled by The Seagram Company Ltd. ("Seagram") (the "Universal Transaction"). The Universal Transaction caused a significant increase in net revenues and operating costs and expenses. To enhance comparability, the discussion of consolidated results of operations is supplemented, where appropriate, with pro forma results of operations data. The pro forma information is presented as if the Universal Transaction had occurred at the beginning of the respective periods presented. The pro forma information is not necessarily indicative of the net revenues, operating costs and expenses or operating profit which would have actually been reported had the Universal Transaction occurred at the beginning of the respective periods, nor is it necessarily indicative of future results.

CONSOLIDATED RESULTS OF OPERATIONS

Year Ended December 31, 1999 vs. Year Ended December 31, 1998

Net revenues

      For the year ended December 31, 1999, net revenues increased $336.4 million, or 15.3%, to $2.54 billion from $2.21 billion compared to 1998 primarily due to increases of $220.2 million and $120.4 million from the Networks and television production and the Electronic retailing businesses, respectively. On a pro forma basis, net revenues increased $179.0 million, or 7.6%, to $2.54 billion from $2.36 billion compared to 1998 primarily due to increases of $120.4 million and $62.8 million from the Electronic retailing and the Networks and television production businesses, respectively.

      The increase in Networks and television production revenues primarily resulted from an increase in advertising revenues due to higher ratings at USA Network and a significant increase in advertising revenues and affiliate revenues at Sci-Fi Channel due to an increase in subscribers and higher ratings. The Networks increase was offset by lower revenues at Studios USA due to fewer deliveries of network product, fewer pilots produced and significantly increased usage of internally produced series for which revenue recognition is deferred until aired on USA Network and Sci-Fi Channel. The increase in Electronic retailing revenues primarily resulted from HSN's core business, which generated increased sales of $115.0 million, including sales increases of $93.9 million from Home Shopping Network and America's Store and $25.3 million from continuity services. Furthermore, sales on Home Shopping en Espanol increased by $5.4 million. Total units shipped increased by 10.8% to 32.0 million units compared to 28.9 million units in 1998. The increase in net revenues also reflected a decrease in the return rate to 20.3% from 21.0% in 1998.

Operating costs and expenses

            For the year ended December 31, 1999, total operating costs and expenses increased $224.5 million, or 11.4%, to $2.20 billion from $1.97 billion compared to 1998, primarily due to increased costs of $89.1 million, $77.1 million and $26.8 million from the Electronic retailing, Networks and television production and Internet services businesses, respectively. On a pro forma basis, total operating costs and expenses increased $94.7 million, or 4.5%, to $2.20 billion from $2.10 billion compared to 1998, primarily due to increased costs of $89.1 million and $26.8 million from the Electronic retailing and Internet services businesses, respectively, and a decrease of $39.4 million from the Networks and television production business.

            The increase in costs and expenses of Electronic retailing resulted primarily from higher sales volume and higher merchandising personnel costs. Also contributing to the increase in costs were international sales and costs associated with developing the Company's Short Shopping concept. Networks and television production costs and expenses increased due to the full year impact in 1999 of the Universal transaction, although the increase was offset by a decrease which resulted primarily from lower overhead and marketing costs, lower television production and increased usage of internally developed product. The increase in costs and expenses of Internet services resulted primarily from increased costs to maintain and enhance the Internet Services; the costs incurred to develop and launch FirstJewelry.com in October 1999 and increased costs of shipping product as First Auction expanded its product mix.

      Goodwill amortization increased by $16.4 million due to the full year impact in 1999 of the Universal transaction.

Other Income (Expense), Net

      For the year ended December 31, 1999, net interest expense decreased by $48.0 million, compared to 1998 primarily due to lower borrowing levels as a result of the repayment of bank debt in the fourth quarter of 1998 and in 1999 from the proceeds of equity transactions involving Universal and Liberty Media Corporation, a subsidiary of AT&T Corporation ("Liberty"). In addition, lower interest rates resulted in decreased interest expense.

      In the year ended December 31, 1999, the Company realized gains of $89.7 million related to the sale of securities and $10.4 million from the reversal of equity losses which were recorded in 1998 as a result of the Universal transaction.

Income Taxes

      Holdco's effective tax rate for the year ended December 31, 1999 of 18.8% is lower than the statutory due to the effects of income of its subsidiary, USANi LLC, which is attributable to the other LLC partners, offset by the effects of non-deductible goodwill and state income taxes.

Other Matters

      The widespread use of computer programs that rely on two-digit dates to perform computation and decision-making functions may cause computer systems, including systems and software used by our company and our websites, to malfunction in the Year 2000, and may lead to significant business delays and disruptions in our business and operations in the United States and internationally. We have completed our plan to minimize the impact of this Year 2000 problem on our operations. The dollar cost of our Year 2000 compliance was approximately $9 million, substantially all of which has been spent through December 31, 1999. To date, we have not experienced any significant Year 2000 problems and, therefore, the risk that any Year 2000 problems will occur in the future has diminished significantly.

      In addition to our internal systems, several systems provided by third parties are required for the operation of our services, any of which may contain software code that still might prove not to be Year 2000 compliant. These systems include server software used to operate our network servers, software controlling routers, switchers and other components of our data network, disk management software used to control out data disk arrays, firewall, security, monitoring and back-up software, as well as desktop PC applications software. In most cases, we employ widely available software applications and other products from leading third-party vendors, and expect that these vendors will provide any required upgrades or modifications in a timely fashion. However, any failure of third-party suppliers to provide Year 2000 compliant versions of the products used by us could result in a temporary disruption of our services or otherwise disrupt our operations. Although to date we have not experienced any material disruptions in our operations, an undiscovered failure to achieve Year 2000 compliance by third-party systems could result in complete failure or inaccessibility of our services and could adversely affect our business, financial condition and results of operations.

                                   SEASONALITY

      USANi LLC's businesses are subject to the effects of seasonality.

      Networks and Television Production revenues are influenced by advertiser demand and the seasonal nature of programming, and generally peak in the spring and fall.

      USAi believes seasonality impacts its Electronic Retailing segment but not to the same extent it impacts the retail industry in general.

Item 7(a). Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

      The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's short-term investment portfolio and issuance of debt. The Company does not use derivative financial instruments in its investment portfolio. The Company has a prescribed methodology whereby it invests its excess cash in debt instruments of government agencies and high quality corporate issuers. To further mitigate risk, the vast majority of the securities have a maturity date within 60 days. The portfolio is reviewed on a periodic basis and adjusted in the event that the credit rating of a security held in the portfolio has deteriorated.

      At December 31, 1999, the Company's outstanding debt approximated $531 million, substantially all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate.

Foreign Currency Exchange Risk

      The Company conducts business in certain foreign markets. However, the level of operations in foreign markets is insignificant to the consolidated results.

Equity Price Risk

      The Company has no investments in equity securities of a publicly-traded companies. It is not customary for the Company to make investments in equity securities as part of its investment strategy.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
HOME SHOPPING NETWORK, INC.

      We have audited the accompanying consolidated balance sheets of Home Shopping Network, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home Shopping Network, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                          /s/ ERNST & YOUNG LLP

New York, New York
February 3, 2000

Item 8. Consolidated Financial Statements and Supplementary Data

HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF
OPERATIONS

                                                                                    1999             1998            1997
                                                                                    ----             ----            ----
                                                                                          Years Ended December 31,
                                                                                               (In thousands)
NET REVENUES
Networks and television production                                              $1,305,871       $1,085,685      $        -
Electronic retailing                                                             1,204,524        1,084,139       1,008,162
Internet services                                                                   24,620           21,191          12,857
Other                                                                                6,882           14,495          16,041
                                                                                 ---------        ---------       ---------
Total net revenues                                                               2,541,897        2,205,510       1,037,060

   Operating costs and expenses:
Cost of sales and services                                                         760,830          682,689         614,799
Program costs                                                                      630,956          592,095               -
Selling and marketing                                                              277,257          264,937         134,101
General and administrative                                                         237,317          172,419          80,838
Other operating costs                                                               89,723           87,014          81,028
Amortization of cable distribution fees                                             26,680           22,089          19,261
Depreciation and amortization                                                      175,539          152,537          45,891
                                                                                 ---------        ---------       ---------
Total operating costs and expenses                                               2,198,302        1,973,780         975,918
                                                                                 ---------        ---------       ---------
Operating profit                                                                   343,595          231,730          61,142

   Other income (expense):
Interest income                                                                     37,573           19,745           1,684
Interest expense                                                                  (73,106)        (103,258)         (9,728)
Gain on sale of securities                                                          89,721                -               -
Miscellaneous                                                                        2,103         (19,077)        (11,799)
                                                                                 ---------        ---------       ---------
                                                                                    56,291        (102,590)        (19,843)
                                                                                 ---------        ---------       ---------
Earnings before income taxes                                                       399,886          129,140          41,299
Income tax expense                                                                (73,318)         (37,313)        (27,490)
Minority interest expense                                                        (241,369)         (87,262)               -
                                                                                 ---------        ---------       ---------
NET EARNINGS                                                                       $85,199           $4,565         $13,809
                                                                                 ---------        ---------       ---------
                                                                                 ---------        ---------       ---------

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

                                                                                                            1999           1998
                                                                                                            ----           ----
                                                                                                                 December 31,
                                                                                                               (In thousands)
                                     ASSETS
 CURRENT ASSETS
 Cash and cash equivalents........................................................................          $247,474       $234,903
 Accounts and notes receivable, net of allowance of $33,317 and $20,572, respectively.............           381,175        317,298
 Inventories, net.................................................................................           432,520        411,727
 Investment held for sale.........................................................................                 -         27,737
 Deferred income taxes............................................................................            12,077          9,448
 Other current assets, net........................................................................             8,542         14,685
                                                                                                           ---------      ---------
Total current assets                                                                                       1,081,788     1,015,798

 PROPERTY, PLANT AND EQUIPMENT
 Computer and broadcast equipment.................................................................           123,606         79,465
 Buildings and leasehold improvements.............................................................            59,074         55,136
 Furniture and other equipment....................................................................            67,246         45,616
 Land.............................................................................................            10,246         10,242
 Projects in progress.............................................................................            31,736         14,587
                                                                                                           ---------       ---------
                                                                                                             291,908        205,046
Less accumulated depreciation and amortization                                                               (79,350)       (43,262)
                                                                                                           ---------      ---------
                                                                                                             212,558        161,784
 OTHER ASSETS
 Intangible assets, net...........................................................................         5,029,769      5,231,776
 Cable distribution fees, net ($35,181 and $39,650, respectively, to related parties).............           130,988        100,416
 Long-term investments............................................................................            93,742         71,601
 Notes and accounts receivable, net...............................................................            19,506              -
 Inventories, net.................................................................................           154,497        150,293
 Advances to USAI and Subsidiaries................................................................           410,107        132,175
 Deferred income taxes............................................................................            61,755         99,646
 Deferred charges and other, net..................................................................            36,934         39,075
                                                                                                           ---------      ---------
                                                                                                          $7,231,644     $7,002,564
                                                                                                          ----------     ----------
                                                                                                          ----------     ----------

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                                                                             1999           1998
                                                                                                             ----           ----
                                                                                                                 December 31,
                                                                                                                (In thousands)
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
 Current maturities of long-term obligations......................................................            $3,758        $28,223
 Accounts payable, trade..........................................................................           147,864        159,288
 Obligations for program rights and film costs....................................................           265,235        184,074
 Cable distribution fees payable ($18,733 and $18,633, respectively, to related parties)..........            43,993         44,588
 Deferred revenue.................................................................................            47,536         30,813
 Other accrued liabilities........................................................................           271,846        260,441
                                                                                                           ---------      ---------
 Total current liabilities........................................................................           780,232        707,427
 LONG-TERM OBLIGATIONS (net of current maturities)................................................           527,339        732,307
 OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS,
 net of current...................................................................................           256,260        409,716
 OTHER LONG-TERM LIABILITIES......................................................................            81,156         49,857
 MINORITY INTEREST................................................................................         4,244,114      3,783,085
 COMMITMENTS AND CONTINGENCIES....................................................................                 -              -
 STOCKHOLDERS' EQUITY
 Common Stock.....................................................................................         1,221,408      1,221,408
 Additional paid-in capital.......................................................................            70,312         70,755
 Retained earnings................................................................................            50,823         18,379
 Accumulated other comprehensive income...........................................................                 -         10,353
 Unearned compensation............................................................................                 -           (723)
                                                                                                           ---------      ---------
 Total stockholders' equity.......................................................................         1,342,543      1,320,172
                                                                                                           ---------      ---------
                                                                                                          $7,231,644     $7,002,564
                                                                                                          ----------     ----------
                                                                                                          ----------     ----------

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                                                        Accumulated
                                                                    Additional                                             Other
                                                     Common          Paid-in         Retained         Unearned         Comprehensive
                                   Total              Stock          Capital         Earnings       Compensation          Income
                                   -----             ------         ----------       --------       ------------       -------------
                                                                          (in thousands)
Balance at December 31, 1996       $1,289,463      $1,221,408          $70,755             $5           $(2,705)                  $-
Amortization of unearned
compensation related to
stock options and equity
participation plans........             1,132               -                -              -              1,132                   -
Net earnings for the year
ended December 31, 1997....            13,809               -                          13,809                  -                   -
                                   ----------      ----------          -------        -------             ------             -------
Balance at December 31, 1997        1,304,404       1,221,408           70,755         13,814            (1,573)                   -
 Comprehensive Income:
   Net earnings for the year
ended December 31, 1998                 4,565               -                -          4,565                  -                   -
   Increase in unrealized
gains in available for sale
securities                             10,353               -                -              -                  -              10,353
                                     --------
Comprehensive income                   14,918

 Amortization of unearned
compensation related to
stock options and equity
participation plans........               850               -                -              -                850                   -
                                   ----------      ----------          -------        -------             ------             -------
 Balance at December 31, 1998      $1,320,172      $1,221,408          $70,755        $18,379             $(723)             $10,353
 Comprehensive Income:
   Net earnings for the year
ended December 31, 1999                85,199               -                -         85,199                  -                   -
   Decrease in unrealized
gains in available for sale
securities                            (10,353)              -                -              -                  -            (10,353)
                                   ----------
     Comprehensive income              74,846

 Mandatory tax distribution
to LLC partners............          (52,755)               -                -       (52,755)                  -                   -
 Amortization of unearned
compensation related to
stock options and equity
participation plans........               280               -            (443)              -                723                   -
                                   ----------      ----------          -------        -------               -----              -----
 Balance at December 31, 1999      $1,342,543      $1,221,408          $70,312        $50,823                 $-                 $-
                                   ----------      ----------          -------        -------               -----              -----
                                   ----------      ----------          -------        -------               -----              -----

                 The accompanying notes are an integral part of
                               these statements.

HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                           1999              1998             1997
                                                                                           ----              ----             ----
                                                                                               Years Ended December 31,
                                                                                                    (In thousands)
Cash flows from operating activities:
         Net earnings (loss)                                                               $85,199             $4,565        $13,809
   Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                        175,539            152,537         45,891
      Amortization of cable distribution fees                                               26,680             22,089         19,261
      Amortization of program rights and film costs                                        532,900            509,397              -
      Amortization of deferred financing costs                                               5,035              5,503            825
      Deferred income taxes                                                                 13,298             12,500         13,583
      Equity in (earnings) losses of unconsolidated affiliates                             (1,866)             18,238         12,492
      Minority interest                                                                    241,369             87,262              -
      Changes in current assets and liabilities:
        Accounts receivable                                                               (33,879)          (115,955)        (5,290)
        Inventories                                                                       (16,805)          (136,160)       (37,389)
        Accounts payable                                                                  (11,233)             75,058         14,839
        Accrued liabilities and deferred revenue                                            28,738             84,152          3,174
      Payment for program rights and film costs                                          (555,383)          (426,949)              -
      Increase in cable distribution fees                                                 (42,887)           (11,338)       (16,959)
      Other, net                                                                          (19,007)            (2,625)       (30,168)
                                                                                          --------          ---------       --------
        Net Cash Provided By Operating Activities                                          427,698            278,274         34,068
 Cash flows from investing activities:
   Acquisition of Universal Transaction, net of cash acquired                                    -        (1,297,233)              -
   Acquisitions, net of cash acquired                                                      (7,500)                  -              -
   Capital expenditures                                                                   (70,681)           (52,085)       (27,812)
   Increase in long-term investments and notes receivable                                 (54,478)           (23,226)       (26,979)
   Proceeds from sale of securities                                                        107,231                  -              -
   Payment of merger and financing costs                                                         -           (24,105)              -
   Other, net                                                                                8,654            (3,910)          5,000
                                                                                          --------          ---------       --------
        Net Cash Used In Investing Activities                                             (16,774)        (1,400,559)       (49,791)
 Cash flows from financing activities:
   Advances (to)/from USAi                                                               (493,985)          (105,105)         23,390
   Borrowings                                                                                    -          1,641,380              -
   Net proceeds from issuance of Senior Notes                                                    -            494,350              -
   Principal payments on long-term obligations                                           (253,224)        (1,491,484)          (919)
   Payment of mandatory tax distribution to LLC partners                                  (52,755)                  -              -
   Repurchase of LLC shares                                                                (8,934)                  -              -
   Proceeds from issuance of LLC shares                                                    410,545            795,025              -
                                                                                          --------          ---------       --------
        Net Cash Provided By (Used In) Financing Activities                              (398,353)          1,334,166         22,471
                                                                                          --------          ---------       --------
   Net Increase In Cash and Cash Equivalents                                                12,571            211,881          6,748
 Cash and cash equivalents at beginning of period...............................           234,903             23,022         16,274
                                                                                          --------          ---------       --------
 Cash and Cash Equivalents at End of Period.....................................          $247,474           $234,903        $23,022
                                                                                          --------          ---------       --------
                                                                                          --------          ---------       --------

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION

      Home Shopping Network, Inc. (the "Company" or "Home Shopping"), is a holding company, whose subsidiary USANi LLC is engaged in diversified media and electronic commerce businesses. In December 1996, the Company consummated a merger with USA Networks, Inc. ("USAi"), formerly known as HSN, Inc., and became a subsidiary of USAi (the "Home Shopping Merger").

      On February 12, 1998, USAi acquired USA Networks, a New York general partnership, consisting of cable television networks, USA Network and Sci-Fi Channel ("Networks"), as well as the domestic television production and distribution businesses of Universal Studios ("Studios USA") from Universal Studios, Inc. ("Universal"), an entity controlled by The Seagram Company Ltd. ("Seagram") (the "Universal Transaction").

      In connection with the Universal Transaction, the Company formed a new subsidiary, USANi LLC, and contributed the operating assets of the Home Shopping Network services ("HSN") to USANi LLC. Furthermore, USAi contributed Networks and Studios USA to USANi LLC on February 12, 1998.

      As of December 31, 1999, the Company engages in three principal areas of business:

      o Networks and television production, which includes Networks and Studios USA. Networks operates the USA Network and Sci-Fi Channel cable networks and Studios USA produces and distributes television programming.

      o Electronic retailing, consisting primarily of the Home Shopping Network and America's Store, which are engaged in the electronic retailing business.

      o Internet services, which represents Internet Shopping Network, the Company's on-line retailing networks business.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenues

Networks and Television Production

      Television production revenues are recognized as completed episodes are delivered. Generally, television programs are first licensed for network exhibition and foreign syndication, and subsequently for domestic syndication, cable television and home video. Certain television programs are produced and/or distributed directly for initial exhibition by local television stations, advertiser-supported cable television, pay television and/or home video. Television production advertising revenues (i.e., sales of advertising time received by Studios USA in lieu of cash fees for the licensing of program broadcast rights to a broadcast station ("barter syndication")) are recognized upon both the commencement of the license period of the program and the sale of advertising time pursuant to non-cancelable agreements, provided that the program is available for its first broadcast. Foreign minimum guaranteed amounts are recognized as revenues on the commencement date of the license agreement, provided the program is available for exhibition.

      Networks advertising revenue is recognized in the period in which the advertising commercials are aired on cable networks. Provisions are recorded against advertising revenues for audience under deliveries ("makegoods"). Affiliate fees are recognized in the period during which the programming is provided.

Electronic Retailing and Internet Services

      Revenues from electronic retailing and internet services primarily consist of merchandise sales and are reduced by incentive discounts and sales returns to arrive at net sales. Revenues are recorded for credit card sales upon transaction authorization, and for check sales upon receipt of customer payment, which does not vary significantly from the time goods are shipped. Home Shopping's sales policy allows merchandise to be returned at the customer's discretion within 30 days of the date of delivery. Allowances for returned merchandise and other adjustments are provided based upon past experience.

Program Rights

      License agreements for program material are accounted for as a purchase of program rights. The asset related to the program rights acquired and the liability for the obligation incurred are recorded at their net present value when the license period begins and the program is available for its initial broadcast. The asset is amortized primarily based on the estimated number of airings. Amortization is computed generally on the straight-line basis as programs air; however, when management estimates that the first airing of a program has more value than subsequent airings, an accelerated method of amortization is used. Other costs related to programming, which include program assembly, commercial integration and other costs, are expensed as incurred. Management periodically reviews the carrying value of program rights and records write-offs, as warranted, based on changes in programming usage.

Merchandise Inventories, Net

      Merchandise inventories are valued at the lower of cost or market, cost being determined using the first-in, first-out method. Cost includes freight, certain warehouse costs and other allocable overhead. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors. Merchandise inventories are presented net of an inventory carrying adjustment of $29.1 million and $23.4 million at December 31, 1999 and 1998, respectively.

Cash and Cash Equivalents

      Cash and cash equivalents include cash and short-term investments. Short-term investments consist primarily of U.S. Treasury Securities, U.S. Government agencies and certificates of deposit with original maturities of less than 91 days.

Property, Plant and Equipment

      Property, plant and equipment, including significant improvements, are recorded at cost. Repairs and maintenance and any gains or losses on dispositions are included in operations.

      Depreciation and amortization is provided for on a straight-line basis to allocate the cost of depreciable assets to operations over their estimated service lives.

Asset Category                                 Depreciation/Amortization Period

 Computer and broadcast equipment............................   3 to 13 Years
 Buildings...................................................  30 to 40 Years
 Leasehold improvements......................................   4 to 20 Years
 Furniture and other equipment...............................   3 to 10 Years


      Depreciation and amortization expense on property, plant and equipment was $41.0 million and $35.0 million for the years ended December 31, 1999 and 1998.

Long-Lived Assets Including Intangibles

      The Company's accounting policy regarding the assessment of the recoverability of the carrying value of long-lived assets, including goodwill and other intangibles and property, plant and equipment, is to review the carrying value of the assets if the facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value.

Cable Distribution Fees

      Cable distribution fees relate to upfront fees paid in connection with long term cable contracts for carriage of Home Shopping's programming. These fees are amortized to expense on a straight line basis over the terms of the respective contracts, with original terms from 5 to 15 years.

Advertising

      Advertising costs are primarily expensed in the period incurred. Advertising expense for the years ended December 31, 1999, 1998 and 1997 were $95.5 million, $88.8 million and $13.2 million, respectively.

Stock-Based Compensation

      The Company is subject to Statement of Financial Accounting Standards No. 123 "Accounting and Disclosure of Stock-Based Compensation" ("SFAS 123"). As allowed by SFAS 123, the Company accounts for stock-based compensation in accordance with APB 25, "Accounting for Stock Issued to Employees." In cases where exercise prices are less than fair value as of the grant date, compensation is recognized over the vesting period.

Minority Interest

      Minority interest represents the ownership interests of third parties in the net assets and results of operations of certain consolidated subsidiaries.

Accounting Estimates

      Management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with generally accepted accounting principles. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

      Significant estimates underlying the accompanying consolidated financial statements include the inventory carrying adjustment, program rights and film cost amortization, sales return and other revenue allowances, allowance for doubtful accounts, recoverability of intangibles and other long-lived assets, estimates of film revenue ultimates and various other operating allowances and accruals.

Reclassifications

      Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 1999 presentation.

NOTE 3--BUSINESS ACQUISITIONS

Universal Transaction

      In connection with the Universal Transaction, USAi paid Universal approximately $4.1 billion in the form of a cash payment of approximately $1.6 billion, a portion of which ($300 million plus interest) was deferred until no later than June 30, 1998, and an effective 45.8% interest in USAi through shares of USAi common stock and USAi Class B Common Stock, and LLC Shares which are exchangeable (subject to regulatory restrictions) into shares of USAi Common Stock and USAi Class B Common Stock. At the closing of the Universal Transaction, USAi contributed its Home Shopping business to USANi LLC, a subsidiary of USAi.

      The Investment Agreement, as amended and restated as of December 18, 1997, among USAi, Home Shopping, Universal and Liberty (the "Investment Agreement"), relating to the Universal Transaction also contemplated that, on or prior to June 30, 1998, the Company and Liberty, a subsidiary of AT&T Corporation ("AT&T"), would complete a transaction involving a $300 million cash investment, plus an interest factor, by Liberty in the Company through the purchase of Common Stock or LLC Shares. The transaction closed on June 30, 1998 with Liberty making a cash payment of $308.5 million in exchange for 30,000,000 LLC shares.

      The following unaudited pro forma consolidated financial information for the year ended December 31, 1998 and 1997, is presented to reflect the results of the Company as if the Universal Transaction occurred at the beginning of each of the periods presented. The pro forma results include certain adjustments, including increased amortization related to goodwill, changes in programming and film costs amortization and an increase in interest expense, and are not necessarily indicative of what the results would have been had the Universal Transaction actually occurred on the aforementioned dates.


                                                             Years Ended
                                                             December 31,
                                                            --------------
                                                        1998             1997
                                                        ----             ----
                                                            (In thousands)

 Net revenues...................................    $2,362,874       $2,144,664
 Net earnings...................................       143,187           65,648


NOTE 4--INTANGIBLE ASSETS

      Intangible assets represents goodwill which is amortized using the straight-line method over 40 years.

      Goodwill primarily relates to the acquisition by USAi of Home Shopping and the Universal Transaction, and represents the excess of purchase price over the fair value of assets acquired and is net of accumulated amortization of $284.7 million and $150.7 million at December 31, 1999 and 1998, respectively.

NOTE 5--LONG-TERM OBLIGATIONS

                                                                                                                    December 31,
                                                                                                                 1999          1998
                                                                                                                 ----          ----
                                                                                                                   (In thousands)
Unsecured Senior Credit Facility; with a $40,000,000 sub-limit for letters of credit, entered into February 12, 1998, which matures on December 31, 2002. At the Company's option, the interest rate on borrowings is tied to the London Interbank Offered Rate ("LIBOR") or the Alternate Base
Rate ("ABR"), plus an applicable margin. Interest rate at December 31, 1998 was 6.0%...................              $-     $250,000

$500,000,000 6 3'4% Senior Notes (the "Senior Notes") due November 15, 2005; interest payable May 15
and November 15 commencing May 15, 1999. Interest rate at December 31, 1999 was 6.84%..................         497,914      496,896

 Other long-term obligations maturing through 2007.....................................................          33,183       13,634

 Total long-term obligations...........................................................................         531,097      760,530
 Less current maturities...............................................................................         (3,758)     (28,223)
 Long-term obligations, net of current maturities......................................................        $527,339     $732,307

      On February 12, 1998, USAi and USANi LLC, as borrower, entered into a credit agreement which provides for a $1.6 billion credit facility. The credit facility was used to finance the Universal Transaction and to refinance USAi's then-existing $275.0 million revolving credit facility. The credit facility consists of (1) a $600.0 million revolving credit facility with a $40.0 million sub-limit for letters of credit, (2) a $750.0 million Tranche A Term Loan and,
(3) a $250.0 million Tranche B Term Loan. The Tranche A Term Loan and the Tranche B Term Loan have been permanently repaid as of December 31, 1999, as described below. The revolving credit facility expires on December 31, 2002.

      On November 23, 1998, USAi and USANi LLC completed an offering of $500.0 million 6 3'4% Senior Notes due 2005 (the "Notes"). Proceeds received from the sale of the Notes together with available cash were used to repay and permanently reduce $500.0 million of the Tranche A Term Loan. On August 5, 1998, USANi LLC permanently repaid the Tranche B Term Loan in the amount of $250.0 million from cash on hand. In 1999 the Company permanently repaid the Tranche A Term Loan in the amount of $250.0 million from cash on hand.

      The credit facility is guaranteed by substantially all of USAi's material subsidiaries. The interest rate on borrowings under the existing credit facility is tied to an alternate base rate or the London InterBank Rate, in each case, plus an applicable margin, and $598.7 million was available for borrowing as of December 31, 1999 after taking into account outstanding letters of credit. The credit facility includes covenants requiring, among other things, maintenance of specific operating and financial ratios and places restrictions on payments of dividends, incurrence of indebtedness and investments. The Company pays a commitment fee of .1875% on the unused portion of the credit facility.

      Aggregate contractual maturities of long-term obligations are as follows:

Years Ending December 31,                               (In thousands)
-------------------------                               --------------

 2000................................................       $3,758
 2001................................................        6,500
 2002................................................        6,315
 2003................................................        2,722
 2004................................................        2,031
 Thereafter..........................................      509,771
                                                          --------
                                                          $531,097
                                                          --------
                                                          --------

NOTE 6--INCOME TAXES

         In connection with the Home Shopping Merger on December 20, 1996, Home Shopping became a subsidiary of USAi and began to be included in the consolidated federal tax returns of USAi. Federal income tax expense represents an allocation of income tax expense from USAi, calculated as if Home Shopping was a separate filer for federal tax purposes.

         A reconciliation of total income tax expense to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

                                                                                   Years Ended
                                                                                   December 31,
                                                                                   ------------
                                                                         1999          1998          1997
                                                                         ----          ----          ----
                                                                                  (In thousands)
 Income tax expense at the federal statutory rate of 35%..........        $140,064       $45,199      $14,454
 Amortization of goodwill and other intangibles...................          11,618        12,369       10,916
 State income taxes, net of effect of federal tax benefit.........          10,128         4,363          723
 Impact of minority interest......................................        (87,246)      (26,509)            -
 Other, net.......................................................         (1,246)         1,891        1,397
                                                                           -------       -------      -------
 Income tax expense...............................................         $73,318       $37,313      $27,490
                                                                           -------       -------      -------
                                                                           -------       -------      -------

The components of income tax expense are as follows:

                                                                                     Years Ended
                                                                                     December 31,
                                                                                     ------------
                                                                            1999        1998         1997
                                                                            ----        ----         ----
                                                                                    (In thousands)
 Current income tax expense (benefit):
 Federal                                                                     $47,265     $20,061      $12,795
   State                                                                      12,755       4,752        1,112
                                                                             -------     -------       ------
        Current income tax expense (benefit)                                  60,020      24,813       13,907

 Deferred income tax expense:
   Federal                                                                    10,472      10,541       12,955
   State                                                                       2,826       1,959          628
                                                                             -------     -------       ------
        Deferred income tax expense                                           13,298      12,500       13,583
                                                                             -------     -------       ------
        Total income tax expense                                             $73,318     $37,313      $27,490
                                                                             -------     -------      -------
                                                                             -------     -------      -------

      The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998, are presented below. The valuation allowance represents items for which it is more likely than not that the tax benefit will not be realized.

                                                                                        December 31,
                                                                                        ------------
                                                                                     1999           1998
                                                                                     ----           ----
                                                                                       (In thousands)
 Current deferred tax assets (liabilities):
 Inventory costing                                                                      $5,141         $6,860
   Provision for accrued expenses                                                        4,682          5,742
   Deferred revenue                                                                   (19,336)       (20,212)
   Other                                                                                21,590         17,058
                                                                                       -------         ------
        Total current deferred tax assets                                              $12,077         $9,448

 Non-current deferred tax assets:
   Broadcast and cable fee contracts                                                    $4,300        $10,381
   Programming costs                                                                    43,249         31,847
   Amortization of tax deductible goodwill                                            (39,353)       (19,464)
   Other                                                                                57,156         80,479
                                                                                       -------         ------
        Total non-current deferred tax assets                                           65,352        103,243
        Less valuation allowance                                                       (3,597)        (3,597)
                                                                                       -------         ------
        Net non-current deferred tax assets                                            $61,755        $99,646
                                                                                       -------        -------
                                                                                       -------        -------

      The Company has Federal income tax returns under examination by the Internal Revenue Service. The Company has received proposed adjustments related to certain examinations. Management believes that the resolution of the proposed adjustments will not have a material adverse effect on the Company's consolidated financial statements.

NOTE 7--AND CONTINGENCIES

      The Company leases satellite transponders, computers, warehouse and office space, as well as broadcast and production facilities, equipment and services used in connection with its operations under various operating leases and contracts, many of which contain escalation clauses.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Future minimum payments under non-cancellable agreements are as follows:

Years Ending December 31,                              (In thousands)
-------------------------                              --------------
 2000..................................................      $46,243
 2001..................................................       43,948
 2002..................................................       36,270
 2003..................................................       18,346
 2004..................................................       13,320
 Thereafter............................................       14,460
                                                            --------
                                                            $172,587
                                                            --------
                                                            --------

      Expenses charged to operations under these agreements were $44.1 million, $45.9 million and $20.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

      The Company is required to provide funding, from time to time, for the operations of its investments in joint ventures accounted for under the equity method.

NOTE 8--INVENTORIES

                                                                                   December 31,                  December 31,
                                                                                       1999                          1998
                                                                                       ----                          ----
                                                                            Current      Noncurrent       Current      Noncurrent
                                                                            -------      ----------       -------      ----------
                                                                                                 (In thousands)
 Film costs:
         Released, net of amortization                                         $76,183         $47,012       $98,082         $61,283
   In process and unreleased                                                    38,366           2,378           138               -
 Programming costs, net of amortization................................        149,959         105,107       151,192          89,010
 Sales merchandise, net................................................        168,012               -       162,315               -
                                                                              --------        --------      --------        --------
      Total                                                                   $432,520        $154,497      $411,727        $150,293
                                                                              --------        --------      --------        --------
                                                                              --------        --------      --------        --------

      The Company estimates that approximately 90% of unamortized film costs at December 31, 1999 will be amortized within the next three years.

NOTE 9--LITIGATION

      In the ordinary course of business, the Company is engaged in various lawsuits, including certain class action lawsuits initiated in connection with the Home Shopping Merger and the Ticketmaster Transaction. In the opinion of management, the ultimate outcome of the various lawsuits should not have a material impact on the liquidity, results of operations or financial condition of the Company.

NOTE 10--BENEFIT PLANS

      The Company offers various plans pursuant to Section 401(k) of the Internal Revenue Code covering substantially all full-time employees who are not party to collective bargaining agreements. The Company's share of the matching employer contributions is set at the discretion of the Board of Directors or the applicable committee thereof.

NOTE 11--STOCK OPTION PLANS

      The following describes the stock option plans. Share numbers, prices and earnings per share reflect USAi's two-for-one stock split to holders of record at the close of business on February 10, 2000.

      USAi has outstanding options to employees or consultants of the Company under several plans (the "Plans") which provide for the grant of options to purchase USAi's common stock at not less than fair market value on the date of the grant. The options under the Plans vest ratably, generally over a range of three to five years from the date of grant and generally expire not more than 10 years from the date of grant. Four of the Plans have options available for future grants.

      USAi also has outstanding options to outside directors under one plan (the "Directors Plan") which provides for the grant of options to purchase USAi's common stock at not less than fair market value on the date of the grant. The options under the Directors Plan vest ratably, generally over three years from the date of grant and expire not more than 10 years from the date of grant. A summary of changes in outstanding options under the stock option plans following the Company's two-for-one stock split, is as follows:

                                                                                               December 31,
                                                                                               ------------
                                                                                   Price                 Price               Price
                                                                        Shares     Range      Shares     Range    Shares     Range
                                                                        ------     -----      ------     -----    ------     -----
                                                                               1999                 1998                1997
                                                                               ----                 ----                ----
                                                                                           (Shares in thousands)
 Outstanding at beginning of period.................................    68,916      $2-37     65,872     $2-37    32,598     $1-37
 Granted or issued in connection with mergers.......................     8,093     $16-28      7,338     $9-15    23,160     $5-10
 Exercised..........................................................   (7,881)      $1-13    (3,074)       $2-8  (1,936)     $1-8
 Cancelled..........................................................     (798)      $6-18    (1,220)     $3-13   (1,096)     $3-37
 Options transferred to employees and outside directors of USAi.....         -                     -              13,146     $1-8
                                                                        ------                ------              ------
 Outstanding at end of period.......................................    68,330      $1-37     68,916     $2-37    65,872     $1-37
                                                                        ------                ------              ------
                                                                        ------                ------              ------
 Options exercisable................................................    44,697      $1-37     34,422     $2-37    21,680
                                                                        ------                ------              ------
                                                                        ------                ------              ------

      The weighted average exercise prices during the year ended December 31, 1999, were $23.77, $6.05 and $11.56 for options granted, options exercised and options cancelled, respectively. The weighted average fair value of options granted during the year was $9.52.

         The weighted average exercise prices during the year ended December 31, 1998, were $12.62, $5.04 and $12.34 for options granted, exercised and cancelled, respectively. The weighted average fair value of options granted during the year was $12.56.

         The weighted average exercise prices during the year ended December 31, 1997, were $9.39, $3.70 and $7.35 for options granted, exercised and cancelled, respectively. The weighted average fair value of options granted during the year was $5.91.

                                                           Options Outstanding                       Options Exercisable
                                                           -------------------                       -------------------
                                                                   Weighted
                                                                    Average     Weighted                           Weighted
                                                                   Remaining     Average       Exercisable at       Average
                                              Outstanding at      Contractual   Exercise        December 31,       Exercise
Range of Exercise Price                     December 31, 1999        Life         Price             1999             Price
-----------------------                     -----------------        ----         -----             ----             -----
                                              (In thousands)                                         (In thousands)
$0.01 to $5.00.......................           18,850               5.8         $4.71            19,509            $4.71
$5.01 to $10.00......................           32,055               7.0          8.20            23,057             7.68
$10.01 to $15.00.....................            8,362               8.6         12.51             1,994            12.50
$15.01 to $20.00.....................            3,612               9.1         18.71                20            19.44
$20.01 to $25.00.....................              662               8.4         21.42               117            21.44
$25.01 to $37.00.....................            4,789               9.9         27.91                 -                -
                                                ------                                            ------
                                                68,330               7.2          9.83            44,697             6.64
                                                ------                                            ------
                                                ------                                            ------

      Pro forma information regarding net income and earnings per share is required SFAS 123. The information is determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair market value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997: risk-free interest rates of 5.0%, 5.0% and 5.5%, respectively; a dividend yield of zero; a volatility factor of .44, .56 and .71, respectively, based on the expected market price of USAi Common Stock based on historical trends; and a weighted-average expected life of the options of five years.

      The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                 Years Ended December 31,
                                                                 ------------------------
                                                              1999         1998         1997
                                                              ----         ----         ----
Pro forma net income (loss) (in thousands).................  $357,900      $89,010     $(1,137)

      These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

NOTE 12--STATEMENTS OF CASH FLOWS

Supplemental Disclosure of Non-Cash Transactions for the year ended December 31, 1999:

         In 1999, the Company acquired post-production equipment through a capital lease totaling $2.5 million.

Supplemental Disclosure of Non-Cash Transactions for the year ended December 31, 1998:

                                                                                           (In thousands)
                                                                                           --------------
 Acquisition of Networks and Studios USA
 Acquisition price..................................................................         $4,115,531
 Less: Amount paid in cash..........................................................        (1,300,983)
 Total non-cash consideration.......................................................         $2,814,548
 Components of non-cash consideration:
 Deferred purchase price liability..................................................           $300,000
 Issuance of USAi Common Shares and USAi Class B Shares.............................            277,898
 Issuance of USANi LLC Shares.......................................................          2,236,650
                                                                                             $2,814,548
 Exchange of Class B USANi LLC Shares for Deferred Purchase Price Liability.........           $304,636

      During the period ended December 31, 1998, the Company acquired computer equipment through a capital lease totaling $15.5 million.

      On December 30, 1998, the Company acquired from Universal an entity which owned 3,411,308 Class B LLC Shares in exchange for issuing to Universal 670,000 shares of USAi Class B Common Stock and 2,741,308 shares of USAi Common Stock. The transaction resulted in the Class B LLC Shares being converted into Class A LLC Shares.

         Supplemental disclosure of cash flow information:

                                                                                      Years Ended
                                                                                     December 31,
                                                                                     ------------
                                                                              1999        1998        1997
                                                                              ----        ----        ----
                                                                                    (In thousands)
 Cash paid during the period for:
 Interest...............................................................       $47,112     $68,751     $5,875
 Income tax payments....................................................         3,935           -      6,339
 Income tax refund......................................................             -           -      5,732

NOTE 13--RELATED PARTY TRANSACTIONS

      As of December 31, 1999, the Company was involved in several agreements with related parties as follows:

      The Company entered into a lease agreement with an entity owned by the Chairman of the Board and Chief Executive Officer of the Company providing for the use of an aircraft for corporate purposes. The lease has a five-year term and is terminable by either party on thirty days' notice. In the years ended December 31, 1999, 1998 and 1997, the Company paid a total of $2.1 million, $2.0 million and $2.7 million, respectively, related to the use of the aircraft.

      Universal provides certain support services to the Company under a Transition Services agreement entered into in connection with the Universal Transaction. For these services, which include use of pre-production, production and post-production facilities, information technology services, physical distribution, contract administration, legal services and office space, Universal charged the Company $12.5 million and $15.0 million for the years ended December 31, 1999 and 1998, respectively, of which $8.0 million and $8.5 million was capitalized to production costs, respectively.

      Universal and the Company entered into an International Television Distribution Agreement under which the Company pays to Universal a distribution fee of 10% on all programming owned or controlled by the Company distributed outside of the United States. For the years ended December 31, 1999 and 1998, the fee totaled $9.0 million and $1.3 million, respectively.

      In addition, the Company and Universal entered into a Domestic Television Distribution Agreement under which the Company distributes in the United States certain of Universal's television programming. For the years ended December 31, 1999 and 1998, Universal paid the Company $1.5 million in both years.

      In the normal course of business, Home Shopping Network and Networks enter into agreements with the operators of cable television systems and operators of broadcast television stations for the carriage of Home Shopping, USA Network and Sci-Fi Channel programming. Home Shopping Network and Networks have entered into agreements with a number of cable operators that are affiliates of AT&T. The long-term contracts for Home Shopping Network provide for a minimum subscriber guarantee and incentive payments based on the number of subscribers. Cash paid by Home Shopping Network to AT&T and certain of its affiliates under these contracts for cable commissions and advertising was $9.5 million, $9.5 million, and $9.6 million for the years ended 1999, 1998, and 1997, respectively. The long-term contracts for Networks provide for subscriber fee payments to Networks. For the years ended December 31, 1999 and 1998, AT&T paid $70.4 and $62.2 million respectively to Networks under these agreements.

         Home Shopping has affiliation agreements with USA Broadcasting ("USAB"), a wholly owned subsidiary of USAi which provides for the USAB's broadcast of Home Shopping's electronic retailing programming on a full-time basis. Expense related to these affiliation agreements with USAB for the years ended December 31, 1999, 1998 and 1997 was $38.1 million, $38.7 million and $41.7 million, respectively.

         Under the USANi LLC Operating Agreement, USANi LLC is obligated to make a distribution to each of the LLC members in an amount equal to each member's share of USANi LLC's taxable income at a specified tax rate. The first such payment was made on March 1, 1999 to USAi, Universal and Liberty covering the year ended December 31, 1998 in the amount of $52.8 million, of which $24.0 million was paid by USAi.

NOTE 14--TRANSACTIONS WITH USAi AND SUBSIDIARIES

      Advances to USAi and subsidiaries generally represent net amounts transferred from the Company to USAi and its subsidiaries to fund operations and other related items. Pursuant to the Investment Agreement, all excess cash held at USAi and subsidiaries is transferred to the Company no less frequently than monthly and the Company may transfer funds to USAi to satisfy obligations of USAi and its subsidiaries. Under the Investment Agreement, transfers of cash are evidenced by a demand note and accrue interest at the Company's borrowing rate under the credit facility.

      During the year ended December 31, 1999, net transfers from USANi LLC to USAi totaling approximately $429.1 million, including $372.2 million related to the Hotel Reservations Network Transaction and the October Films/PFE Transaction (including $200 million to make the Universal Advance), $50.9 million to fund the operations of USAi's television broadcast operations, $98.6 million to repay a portion of the outstanding borrowings assumed in the October Films/PFE Transaction and $8.8 million to fund the operations of USA Films. Funds were also transferred to USAi to purchase shares of treasury stock. These amounts were offset by $79.4 million and $40.0 million of funds transferred to USANi LLC from the Ticketing operations business and the Hotel reservations business, respectively. During the year ended December 31, 1998 net cash transfers totaling approximately $118.2 million were made to repay USAi's revolving credit facility, repay Ticketmaster's bank credit facility, and fund the operations of USAi's broadcast operation, offset by proceeds from the sale of the assets of SF Broadcasting and USAi's Baltimore television station. The interest incurred on the net transfers for the years ended December 31, 1999 and 1998 was approximately $7.2 million and $9.5 million, respectively.

      The Company allocates certain overhead expenses to the USAi parent company based upon the fair value of services performed. Expenses allocated for the periods ended December 31, 1999 and 1998 were $8.6 million and $5.9 million, respectively.

      In accordance with the Investment Agreement, certain transfers of funds between the Company and USAi are not evidenced by a demand note and do not accrue interest, primarily relating to the establishment of the operations of the Company and to equity contributions.

NOTE 15--QUARTERLY RESULTS (UNAUDITED)

                                                                      Quarter             Quarter          Quarter       Quarter
                                                                       Ended               Ended            Ended         Ended
                                                                    December 31,       September 30,       June 30,     March 31,
                                                                    ------------       -------------       --------     ---------
                                                                                (In thousands, except per share data)
 Year Ended December 31, 1999
 Net revenues.................................................       $718,037             $594,857        $611,114       $617,889
 Operating profit.............................................        117,254               68,048          76,450         81,843
 Net earnings (a).............................................         23,891               21,237           8,573         31,498
 Year Ended December 31, 1998 (b)
 Net revenues.................................................       $657,322             $548,418        $584,412       $415,358
 Operating profit.............................................         83,858               50,261          66,755         30,856
 Net earnings.................................................          7,229              (6,142)           6,715        (3,237)

(a) In the first quarter of 1999, the Company recorded a gain of $11.5 million related to the reversal of equity losses which were previously recorded in 1998 as a result of the Universal Transaction. Furthermore, the Company recorded gains on the sale of securities of $47.3 million, $3.0 million, and $39.5 million in the first, second and third quarters of 1999, respectively.

(b) Includes the operations of Networks and Studios USA since their acquisition on February 12, 1998.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16--INDUSTRY SEGMENTS

      For the years ended December 31, 1999 and 1998, the Company operated principally in three industry segments: Networks and television production, Electronic retailing and Internet services. The Networks and television production segment consists of the cable networks USA Network and Sci-Fi Channel and Studios USA, which produces and distributes television programming. The Electronic retailing segment consists of Home Shopping Network and America's Store, which are engaged in the sale of merchandise through electronic retailing. The Internet services segment represents the Company's on-line retailing networks business.

                                                                                                Years Ended December 31,
                                                                                                ------------------------
                                                                                         1999             1998            1997
                                                                                         ----             ----            ----
                                                                                                     (In thousands)
 Revenue
 Networks and television production..............................................        $1,305,871       $1,085,685              $-
 Electronic retailing............................................................         1,204,524        1,084,139       1,008,162
 Internet services...............................................................            24,620           21,191          12,857
 Other...........................................................................             6,882           14,495          16,041
                                                                                         ----------       ----------      ----------
                                                                                         $2,541,897       $2,205,510      $1,037,060
                                                                                         ----------       ----------      ----------
                                                                                         ----------       ----------      ----------
 Operating profit (loss)


 Networks and television production..............................................          $319,500         $190,191              $-
 Electronic retailing............................................................            96,265           76,502          78,848
 Internet services...............................................................          (42,392)         (17,296)         (9,851)
 Corporate and other.............................................................          (29,778)         (17,667)         (7,855)
                                                                                         ----------       ----------      ----------
                                                                                           $343,595         $231,730         $61,142
                                                                                         ----------       ----------      ----------
                                                                                         ----------       ----------      ----------
 Assets
 Networks and television production..............................................        $5,524,436       $5,190,669              $-
 Electronic retailing............................................................         1,810,401        1,777,524       1,641,048
 Internet services...............................................................            27,622           12,711           6,197
 Corporate and other.............................................................           110,467           21,781           6,630
                                                                                         ----------       ----------      ----------
                                                                                         $7,472,926       $7,002,685      $1,653,875
                                                                                         ----------       ----------      ----------
                                                                                         ----------       ----------      ----------
 Depreciation and amortization
 Networks and television production..............................................          $113,034          $99,225              $-
 Electronic retailing............................................................            83,808           72,312          62,811
 Internet services...............................................................             3,167            1,436           1,903
 Corporate and other.............................................................             2,210            1,653             438
                                                                                         ----------       ----------      ----------
                                                                                           $202,219         $174,626         $65,152
                                                                                         ----------       ----------      ----------
                                                                                         ----------       ----------      ----------
 Capital expenditures
 Networks and television production..............................................            $6,771           $5,616              $-
 Electronic retailing............................................................            47,197           42,269          25,063
 Internet services...............................................................            13,618            2,968           2,125
 Corporate and other.............................................................             3,095            1,232             624
                                                                                         ----------       ----------      ----------
                                                                                            $70,681          $52,085         $27,812
                                                                                         ----------       ----------      ----------
                                                                                         ----------       ----------      ----------

NOTE 17--FINANCIAL INSTRUMENTS

      The additional disclosure below of the estimated fair value of financial instruments was made in accordance with the requirements of Statements of Financial Accounting Standards No. 107. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies when available. The carrying value of all current assets and current liabilities approximates fair value due to their short-term nature.

                                                                                   December 31, 1999          December 31, 1998
                                                                                   -----------------          -----------------
                                                                                 Carrying       Fair        Carrying        Fair
                                                                                  Amount        Value        Amount        Value
                                                                                                  (In thousands)
 Cash and cash equivalents..................................................       $247,474      $247,474      $234,903     $234,903
 Long-term investments......................................................         93,742        93,742        71,601       71,601
 Long-term obligations......................................................        531,097       531,097       760,530      760,530

NOTE 18--PROGRAM RIGHTS AND FILM COSTS

      As of December 31, 1999, the liability for program rights, representing future payments to be made under program contract agreements amounted to $468.4 million. Annual payments required are $219.5 million in 2000, $118.9 million in 2001, $77.9 million in 2002, $30.5 million in 2003, $15.1 million in 2004 and
$6.5 million in 2005 and thereafter. Amounts representing interest are $50.0 million and the present value of future payments is $418.4 million.

      As of December 31, 1999, the liability for film costs amounted to $103.1 million. Annual payments are $72.6 million in 2000 and $30.5 million in 2001.

      Unrecorded commitments for program rights consist of programs for which the license period has not yet begun or the program is not yet available to air. As of December 31, 1999, the unrecorded commitments amounted to $748.8 million. Annual commitments are $138.6 million in 2000, $141.4 million in 2001, $124.7 million in 2002, $121.6 million in 2003, $99.6 million in 2004 and $122.9 million in 2005 and thereafter.

NOTE 19--GUARANTEE OF NOTES

      USAi issued $500.0 million 6 3'4% Senior Notes due 2005 (the "Notes"). USANi LLC is a co-issuer and co-obligor of the Notes. The Notes are jointly, severally, fully and unconditionally guaranteed by certain subsidiaries of USAi, including the Company and all of the subsidiaries of USANi LLC (other than subsidiaries that are, individually and in the aggregate, inconsequential to USANi LLC on a consolidated basis) (collectively, the "Subsidiary Guarantors"). All of the Subsidiary Guarantors (other than the Company) (the "Wholly Owned Subsidiary Guarantors") are wholly owned, directly or indirectly, by the Company or USANi LLC, as the case may be.

      Separate financial statements for each of the Wholly Owned Subsidiary Guarantors are not presented and such Wholly Owned Subsidiary Guarantors are not filing separate reports under the Securities Exchange Act of 1934 because the Company's management has determined that the information contained in such documents would not be material to investors.

NOTE 20--SUBSEQUENT EVENTS (UNAUDITED)

      On January 12, 2000, USAi announced that it reached a definitive agreement to acquire Precision Response Corp. ("PRC") in a stock-for-stock transaction, whereby each share of PRC will be exchanged for 1.08 USAi shares. The transaction is expected to close in April 2000.

      On January 25, 2000, USAi and Styleclick.com Inc., a leading enabler of e-commerce for manufacturers and retailers, announced an agreement to form a new company by merging USA's Internet Shopping Network ("ISN") and Styleclick.com. The new company, which will be named Styleclick, Inc., will own and operate the combined properties of Styleclick.com Inc. and ISN. Under the terms of the agreement, USAi will also invest $40 million in cash, contribute $10 million in dedicated media, and will receive warrants to purchase additional shares of the new company. Upon both the closing of the transaction and on a fully diluted basis, USAi will own approximately 75% of the new company and Styleclick.com stockholders will own approximately 25%. In the interim, USAi has agreed to extend a $10 million bridge loan to Styleclick.com. The transaction is expected to close in the second quarter of 2000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         Not applicable.

                                                               PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

               (a) List of Documents filed as part of this Report

   Schedule                                                                                                            Page
    Number                                                                                                            Number
   --------                                                                                                           ------
 II   --Valuation and Qualifying Accounts............................................................................   101
       (1)--Home Shopping Network, Inc. and Subsidiaries Financial Statements
            Report of Independent Auditors...........................................................................   102
            Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997 ..............   103
            Consolidated Balance Sheets as of December 31, 1999 and 1998 ............................................   104
            Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997 ....   106
            Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997 ..............   107
            Notes to Consolidated Financial Statements ..............................................................   108

      All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

       (5)nExhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit     Description                                                              Number
Number      -----------                                                              ------
------
2.1         Agreement and Plan of Exchange and Merger, dated as of August 25,
            1996, by and among Silver King Communications, Inc.,
            HouseAcquisition Corp., Home Shopping Network, Inc. and Liberty
            HSN,Inc., filed as Appendix B to USAi's Definitive Proxy Statement, dated November 20, 1996, is incorporated herein by reference.

2.2         Agreement and Plan of Merger by and among Silver King
            Communications, Inc., Thames Acquisition Corporation and Savoy
            Pictures Entertainment, Inc., as amended and restated as of August
            13, 1996, filed as Appendix A to USAi's Definitive Proxy Statement, dated November 20, 1996, is incorporated herein by reference.

2.3         Investment Agreement, dated as of October 19, 1997, among Universal
            Studios, Inc., HSN, Inc., Home Shopping Network, Inc. and Liberty
            Media Corporation, as amended and restated as of December 18, 1997, filed as Appendix A to USAi's Definitive Proxy Statement, dated
            January 12, 1998, is incorporated herein by reference.

2.4 Contribution Agreement, dated as of February 8, 1999, by and among USAi, USANi LLC and USA Interactive Inc., filed as Exhibit 2.2 to
            USAi's Form 8-K filed on February 26, 1999, is incorporated herein by reference.

2.5 Agreement and Plan of Merger, dated as of January 12, 2000, by and among Precision Response Corporation, USAi and P Acquisition Corp., filed as Exhibit 1 to USAi's Schedule 13D filed on January 19, 2000 is incorporated herein by reference.

3.1 Restated Certificate of Incorporation of USAi filed as Exhibit 3.1 to USAi's Form 8-K, dated February 23, 1998, is incorporated herein by reference.



3.2         Amended and Restated By-Laws of USAi filed as Exhibit 3.1 to USAi's
            Form 8-K, dated January 9, 1998, is incorporated herein by reference.

3.3         Restated Certificate of Incorporation of Home Shopping Network,
            Inc., as amended, filed as Exhibit 3.15 to USANi LLC's Registration
            Statement on Form S-4, dated January 27,1999, is incorporated herein by reference.

3.4         By-Laws of Home Shopping Network, Inc., filed as Exhibit 3.4 to Home
            Shopping Network, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, is incorporated herein by reference

3.5         Certificate of Formation of USANi LLC, filed as Exhibit 3.3 to USANi
            LLC's Registration Statement on Form S-4, dated January 27,1999, is incorporated herein by reference.

3.6         Amended and Restated Limited Liability Company Agreement of USANi
            LLC, filed as Exhibit 10.59 to USAi's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, is incorporated herein by reference.

4.1         Indenture, dated as of November 23, 1998, among USAi, USANi LLC, the
            Guarantors party thereto, and The Chase Manhattan Bank, as Trustee, filed as Exhibit 4.1 to USAi's Registration Statement on Form S-4, dated January 27, 1999 (the "S-4") is incorporated herein by reference.

4.2         Form of 6 3'4% Senior Notes due 2005 (included as Exhibit B to
            Exhibit 4.1 to USAi's S-4).

4.3         Exchange and Registration Rights Agreement, dated as of November 23,
            1998, among USAi, USANi LLC, the Guarantors party thereto, and Chase
            Securities Inc., Bear, Stearns & Co. Inc., BNY Capital Markets, Inc.
            and NationsBanc Montgomery Securities LLC, filed as Exhibit 4.3 to the S-4 is incorporated herein by reference.

4.4         Indenture, dated as of June 25, 1993, for the Savoy 7% Convertible
            Subordinated Debentures due July 1, 2003, filed as Exhibit 4(d) to
            Savoy's S-1 Registration Statement No. 33-63192, is incorporated herein by reference.

4.5         First Supplemental Indenture, dated as of October 24, 1993, for the
            Savoy 7% Convertible Debentures due July 1, 2003, filed as Exhibit
            4(e) to Savoy's S-1 Registration Statement No. 33-70160, is incorporated herein by reference.

4.6 Second Supplemental Indenture, dated as of December 17, 1993, for the Savoy 7% Convertible Debentures due July 1, 2003, filed as
            Exhibit 4(e) to Savoy's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, is incorporated herein by reference.

4.7         Third Supplemental Indenture, dated as of December 19, 1996, for the
            Savoy 7% Convertible Debentures due July 1, 2003 filed as Exhibit
            4.1 to Savoy's Form 8-K, dated December 19, 1996, is incorporated herein by reference.

10.1 Form of Affiliation Agreements between USAi and Home Shopping, filed as Exhibit 10.2 to USAi's Registration Statement on Form 10, as amended, is incorporated herein by reference.

10.2*       Form of 1992 Stock Option and Restricted Stock Plan between USAi and
            Home Shopping, filed as Exhibit 10.6 to USAi's Registration
            Statement on Form 8, as amended, is incorporated herein by reference.

10.3* Form of Retirement Savings and Employment Stock Ownership Plan, filed as Exhibit 10.8 to USAi's Registration Statement on Form 8, as amended, is incorporated herein by reference.

10.4        Form of Indemnification Agreement, filed as Exhibit 10.10 to USAi's
            Registration Statement on Form 10, as amended, is incorporated herein by reference.

10.5        Form of Loan Agreement, as amended, by and between Silver King
            Capital Corporation, Inc. and Roberts Broadcasting Company of
            Denver, filed as Exhibit 10.17 to USAi's Annual Report on Form 10-K, for the fiscal year ended August 31, 1994, is incorporated herein by reference.

10.6        Form of Shareholder Agreement by and among Silver King Capital
            Corporation, Inc., Roberts Broadcasting Company of Denver, Michael
            V. Roberts and Steven C. Roberts, filed as Exhibit 10.18 to USAi's
            Annual Report on Form 10-K, for the fiscal year ended August 31, 1994, is incorporated herein by reference.

10.7        Limited Liability Company Agreement, Funding Agreement and Form of
            First Amendment to LLC, Registration Rights Agreement and associated documents between USAi, the Class A Shareholders of Blackstar
            Communications, Inc. and Fox Television Stations, Inc., dated as of
            June 27, 1995 and August 18, 1995, filed as Exhibit 10.23 to USAi's
            Annual Report on Form 10-K, for the fiscal year ended August 31, 1995, are incorporated herein by reference.


10.8* 1986 Stock Option Plan for Employees, dated as of August 1, 1986, filed as Exhibit 10.33 to Home Shopping's Form S-1 Registration
            Statement No. 33-8560, is incorporated herein by reference.

10.9*       First, Second, Third and Fourth Amendments to the 1986 Stock Option
            Plan for Employees, filed as Exhibit 10.31 to Home Shopping's Annual
            Report on Form 10-K, for the fiscal year ended December 31, 1993, are incorporated herein by reference.

10.10*      Form of 1990 Executive Stock Award Program, dated as of October 17,
            1990, as amended, filed as Exhibit 10.23 to Home Shopping's Annual
            Report on Form 10-K, for the fiscal year ended August 31, 1991, is incorporated herein by reference.

10.11       Stock Purchase Agreement by and between Home Shopping and The
            National Registry Inc., dated as of April 28, 1992, filed as Exhibit
            10.29 to Home Shopping's Annual Report on Form 10-K, for the fiscal year ended August 31, 1992, is incorporated herein by reference.

10.12*      Home Shopping Network, Inc. Employee Stock Purchase Plan and
            Part-Time Employee Stock Purchase Plan, filed as Exhibit 10.30 to
            Home Shopping's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1994, is incorporated herein by reference.

10.13*      Home Shopping Network, Inc. Employee Equity Participation Plan and
            Agreement and Declaration of Trust, filed as Exhibit 10.31 to Home
            Shopping's Annual Report on Form 10-K, for the fiscal year ended
            December 31, 1994, is incorporated herein by reference.

10.14* Home Shopping Network, Inc. 1996 Stock Option Plan for Employees, filed as Exhibit A to the Home Shopping Definitive Proxy Statement, dated March 28, 1996, is incorporated herein by reference.

10.15*      Home Shopping Network, Inc. 1996 Stock Option Plan for Outside
            Directors, filed as Exhibit B to the Home Shopping Definitive Proxy
            Statement, dated March 28, 1996, is incorporated herein by reference.

10.16       Binding Term Sheet for the Stockholders Agreement, dated as of
            August 24, 1995, between Barry Diller and Liberty Media Corporation and the First Amendment thereto, dated August 25, 1996, filed as Appendix I to USAi's Definitive Proxy Statement, dated November 20,
            1996, are incorporated herein by reference.

10.17 Exchange Agreement, dated as of December 20, 1996, by and between the Registrant and Liberty HSN, Inc. filed as Exhibit 10.25 to
            USAi's Annual Report on Form 10-K, for the fiscal year ended
            December 31, 1996, is incorporated herein by reference.

10.18*      Equity and Bonus Compensation Agreement, dated as of August 24,
            1995, between Barry Diller and the Registrant filed as Exhibit 10.26 to USAi's Annual Report on Form 10-K, for the fiscal year ended
            December 31, 1996, is incorporated herein by reference.

10.19*      Silver King Communications, Inc. 1995 Stock Incentive Plan filed as
            Appendix G to USAi's Definitive Proxy Statement, dated November 20,
            1996, is incorporated herein by reference.

10.20* Silver King Communications, Inc. Directors' Stock Option Plan filed as Appendix H to USAi's Definitive Proxy Statement, dated November
            20, 1996, is incorporated herein by reference.

10.21       Letter Agreement, dated April 3, 1996, between Home Shopping
            Network, Inc. and Gen. H. Norman Schwarzkopf filed as Exhibit 10.34 to USAi's Annual Report on Form 10-K, for the fiscal year ended
            December 31, 1996, is incorporated herein by reference.

10.22       Shareholders Agreement, dated December 12, 1996, relating to Jupiter
            Shop Channel Co. Ltd. among Jupiter Programming Co. Ltd., Home
            Shopping Network, Inc. and Jupiter Shop Channel Co. Ltd. filed as
            Exhibit 10.35 to USAi's Annual Report on Form 10-K, for the fiscal year ended December 31, 1996, is incorporated herein by reference.

10.23       Services and Trademark License Agreement, dated as of December 12,
            1996, between Home Shopping Network, Inc. and Jupiter Shop Channel
            Co. Ltd., filed as Exhibit 10.36 to USAi's Annual Report on Form
            10-K for the fiscal year ended December 31, 1996, is incorporated herein by reference.

10.24       Purchase and Sale Agreement among Home Shopping Network GmbH, Home
            Shopping Network, Inc., Quelle Schickedanz AG & Co., Mr. Thomas
            Kirch and Dr. Georg Kofler, dated as of January 16, 1997, filed as
            Exhibit 10.37 to USAi's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, is incorporated herein by reference.

10.25       Joint Venture Agreement between Quelle Schickedanz AG & Co., Home
            Shopping Network, Inc.,



            Home Shopping Network GmbH, Mr. Thomas Kirch and Dr. Georg Kofler, filed as Exhibit 5.3 to the Purchase and Sale Agreement, filed as
            Exhibit 10.38 to USAi's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, is incorporated herein by reference.

10.26       License Agreement, dated as of January 1, 1996, between Ronald A.
            Katz Technology Licensing, L.P. and Home Shopping Network, Inc., filed as Exhibit 10.39 to USAi's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, is incorporated herein by reference.

10.27 Shareholder Agreement, dated as of April 26, 1996, by and among Channel 66 of Vallejo, California, Inc., Whitehead Media of
            California, Inc. and Silver King Capital Corporation, Inc., filed as
            Exhibit 10.40 to USAi's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, is incorporated herein by reference.

10.28       Loan Agreement, dated as of April 26, 1996, by and between SKC
            Investments, Inc. and Channel 66 of Vallejo, California, Inc., filed as Exhibit 10.41 to USAi's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, is incorporated herein by reference.

10.29 Joint Venture and License Agreement, dated as of June 12, 1992, between Savoy Pictures Entertainment, Inc. and Home Box Office, Inc.
            (confidential treatment for portions thereof granted), filed as
            Exhibit 10(a) to Savoy's S-1 Registration Statement No. 33-57956, is incorporated herein by reference.

10.30       License Agreement, dated as of June 12, 1992, among Savoy Pictures
            Entertainment, Inc. and Home Box Office, Inc. (confidential treatment of portions thereof granted), filed as Exhibit 10(b) to Savoy's S-1 Registration Statement No. 33-57956, is incorporated herein by reference.

10.31       Warrant Agreement, dated as of March 2, 1992, between Savoy Pictures
            Entertainment, Inc. and Allen & Company Incorporated, filed as
            Exhibit 10(f) to Savoy's S-1 Registration Statement No. 33-57956, is incorporated herein by reference.

10.32       Warrant Agreement, dated as of March 2, 1992, between Savoy Pictures
            Entertainment, Inc. and GKH Partners, L.P., filed as Exhibit 10(g) to Savoy's S-1 Registration Statement No. 33-57956, is incorporated herein by reference.

10.33       Warrant Agreement, dated as of April 20, 1994, between Savoy and GKH
            Partners, L.P., filed as Exhibit 10.2 to Savoy's Form 10-Q for the quarter ended March 31, 1994, is incorporated herein by reference.

10.34*      Amended and Restated Stock Option Plan (including form of Stock
            Options Agreement) filed as Exhibit 4.1 to Savoy's Registration
            Statement No. 33-70740, is incorporated herein by reference.

10.35*      Savoy 1995 Stock Option Plan filed as Exhibit 10(+) to Savoy's
            Annual Report on Form 10-K for the fiscal year ended December 31, 1995, is incorporated herein by reference.

10.36       $1,600,000,000 Credit Agreement, dated February 12, 1998, among
            USAi, USANi LLC, as Borrower, Various Lenders, The Chase Manhattan
            Bank as Administrative Agent, Syndication Agent and Collateral
            Agent, and Bank of America National Trust & Savings Association and
            The Bank of New York as Co- Documentation Agents, filed as Exhibit
            10.50 to USAi's Annual Report on Form 10- K for the fiscal year ended December 31, 1997 is incorporated herein by reference.

10.37       First Amendment and Consent, dated as of June 24, 1998, to the
            Credit Agreement, dated February 12, 1998, among USAi, USANi LLC, as
            Borrower, Various Lenders, The Chase Manhattan Bank, as
            Administrative Agent, Syndication Agent and Collateral Agent, and
            Bank of America National Trust & Savings Association and The Bank of
            New York, as Co-Documentation Agents, filed as Exhibit 10.39 to the
            S-4, is incorporated herein by reference.

10.38       Second Amendment, dated as of October 9, 1998, to the Credit
            Agreement, dated February 12, 1998, among USAi, USANi LLC, as
            Borrower, Various Lenders, The Chase Manhattan Bank, as
            Administrative Agent, Syndication Agent and Collateral Agent, and
            Bank of America National Trust & Savings Association and The Bank of
            New York, as Co- Documentation Agents, filed as Exhibit 10.40 to the
            S-4, is incorporated herein by reference.

10.39       Third Amendment, dated as of April 29, 1999, to the Credit
            Agreement, dated February 12, 1998, among USAi, USANi LLC, as
            Borrower, Various Lenders, The Chase Manhattan Bank, as
            Administrative Agent, Syndication Agent and Collateral Agent, and
            Bank of America National Trust & Savings Association and The Bank of
            New York, as Co-Documentation Agents, filed as Exhibit 10.39 to
            USAi's Annual Report on Form 10-K for the fiscal year ended December
            31, 1999 is incorporated herein by reference.



10.40       Fourth Amendment, dated as of January 31, 2000, to the Credit
            Agreement, dated February 12, 1998, among USAi, USANi LLC, as
            Borrower, Various Lenders, The Chase Manhattan Bank, as
            Administrative Agent, Syndication Agent and Collateral Agent, and
            Bank of America National Trust & Savings Association and The Bank of
            New York, as Co-Documentation Agents, filed as Exhibit 10.40 to
            USAi's Annual Report on Form 10-K for the fiscal year ended December
            31, 1999 is incorporated herein by reference.

10.41       Form of Governance Agreement among HSN, Inc., Universal Studios,
            Inc., Liberty Media Corporation and Barry Diller, dated as of
            October 19, 1997, filed as Appendix B to USAi's Definitive Proxy
            Statement, dated January 12, 1998, is incorporated herein by reference.

10.42       Form of Stockholders Agreement among Universal Studios, Inc.,
            Liberty Media Corporation, Barry Diller, HSN, Inc. and The Seagram
            Company Ltd. dated as of October 19, 1997, filed as Appendix C to
            USAi's Definitive Proxy Statement, dated January 12, 1998, is incorporated herein by reference.

10.43       Form of Spinoff Agreement between Liberty Media Corporation and
            Universal Studios, Inc. dated as of October 19, 1997, filed as
            Appendix D to USAi's Definitive Proxy Statement, dated January 12,
            1998, is incorporated herein by reference.

10.44*      HSN, Inc. 1997 Stock and Annual Incentive Plan filed as Exhibit F to
            USAi's Definitive Proxy Statement, dated January 12, 1998, is incorporated herein by reference.

10.45*      Employment Agreement between Thomas J. Kuhn and HSN, Inc. dated
            February 9, 1998 filed as Exhibit 10.56 to USAi's Annual Report on
            Form 10- K, for the fiscal year ended December 31, 1997 is incorporated herein by reference.

10.46*      Employment Agreement between Michael P. Durney and USAi, dated March
            30, 1998, filed as Exhibit 10.9 to USAi's 10-Q for the quarter ended
            March 31, 1998, is incorporated herein by reference.

10.47*      Employment Agreement between Michael Sileck and USAi, dated October
            12, 1999, filed as Exhibit 10.47 to USAi's Annual Report on Form
            10-K for the fiscal year ended December 31, 1999 is incorporated herein by reference.

10.48*      Employment Agreement between Barry Baker and USAi, dated Fabruary
            19, 1999, filed as Exhibit 10.48 to USAi's Annual Report on Form
            10-K for the fiscal year ended December 31, 1999 is incorporated herein by reference.

10.49*      HSN, Inc. Retirement Savings Plan ("Savings Plan"), filed as Exhibit
            10.58 to USAi's Form 10-K for the fiscal year ended December 31, 1997 is incorporated herein by reference.

10.50* Amendment to the Savings Plan, filed as Exhibit 10.49 to the S-4, is incorporated herein by reference.

10.51       Exchange Agreement, dated as of October 19, 1997, by and among HSN,
            Inc. (renamed USA Networks, Inc.), Universal Studios, Inc. (and certain of its subsidiaries) and Liberty Media Corporation (and certain of its subsidiaries) filed as Exhibit 10.60 to USAi's Annual
            Report on Form 10-K, for the fiscal year ended December 31, 1997, is incorporated herein by reference.

10.52 License and Services Agreement, dated as of August 12, 1998, by and between Ticketmaster Corporation, Ticketmaster Multimedia Holdings,
            Inc., and USAi (confidential treatment for portions thereof granted), filed as Exhibit 10.29 to Ticketmaster Online-CitySearch, Inc.'s Form S-1 Registration Statement No. 333-64855, is incorporated herein by reference.

27.1**      Financial Data Schedule for the year ended December 31, 1999 (for
            SEC use only)

27.2**      Financial Data Schedule for the year ended December 31, 1998 (for
            SEC use only)

27.3**      Financial Data Schedule for the year ended December 31, 1997 (for
            SEC use only)

*        Reflects management contracts and compensatory plans.
**       Filed herewith.

      (b) Reports on Form 8-K filed during the quarter ended December 31, 1999:

      None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 March 17, 2000
                           HOME SHOPPING NETWORK, INC.


                           By:                       /s/ Barry Diller

                                                       Barry Diller
                                           Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 17, 2000.

          Signature                         Title
          ---------                         -----

       /s/ Barry Diller          Chairman of the Board, Chief Executive
         Barry Diller            Officer and Director

    /s/ Victor A. Kaufman        Vice Chairman and Director
      Victor A. Kaufman

    /s/ Thomas J. Kuhn           Senior Vice President, General Counsel
        Thomas J. Kuhn           and Director

    /s/ Michael Sileck           Senior Vice President and Chief Financial
        Michael Sileck           Officer (Principal Financial Officer)

    /s/ Michael P. Durney        Vice President and Controller
      Michael P. Durney          (Chief Accounting Officer)

                                                                    SCHEDULE II

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                                   Balance at      Charges to         Charges                            Balance
                                                    Beginning       Costs and         to Other         Deductions-        At End
                                                    of Period       Expenses        Accounts(2)        Describe(1)      of Period
                                                   ----------      ----------       -----------        -----------      ---------
                                                                                   (In thousands)
 Allowance for doubtful accounts:
 Year ended December 31, 1999.................       $20,572         $21,207         $(1,414)            $(7,048)        $33,317
 Year ended December 31, 1998.................        $2,177          $7,810         $14,933             $(4,348)        $20,572
 Year ended December 31, 1997.................        $2,291          $3,008              --             $(3,122)         $2,177

(1) Write-off fully reserved accounts receivable.

(2) Amounts relate to the acquisition of USA Network as part of the Universal Transaction in 1998. Exhibit 23.1