Form 10-Q
period 2000-03-31
HOME SHOPPING NETWORK INC
filed 2000-05-15
CIK 791024

            AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 15, 2000

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

                   FOR THE THREE MONTHS ENDED MARCH 31, 2000

                            ------------------------

                          HOME SHOPPING NETWORK, INC.
             (Exact name of registrant as specified in its charter)

                        COMMISSION FILE NO. 333-71305-01

           DELAWARE                          52-2649518
 (State or other jurisdiction   (I.R.S. Employer Identification No.)
              of
incorporation or organization)

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31,
                                                            ---------------------------------
                                                                 2000              1999
                                                            ---------------   ---------------
                                                                     (IN THOUSANDS)
NET REVENUES
Networks and television production........................     $378,953          $331,544
Electronic retailing......................................      379,058           275,510
Interactive...............................................        6,088             6,516
Electronic commerce and services..........................          898               273
Other.....................................................           --             4,046
                                                               --------          --------
Total net revenues........................................      764,997           617,889

OPERATING COSTS AND EXPENSES:
Cost of sales and services................................      238,411           176,086
Program costs.............................................      165,864           170,067
Selling and marketing.....................................       88,894            62,631
General and administrative................................       72,159            56,036
Other operating costs.....................................       25,724            22,129
Amortization of cable distribution fees...................        8,223             6,090
Depreciation and amortization.............................       47,738            43,007
                                                               --------          --------
    Total operating costs and expenses....................      647,013           536,046
                                                               --------          --------

Operating profit..........................................      117,984            81,843
Other income (expense):
Interest income...........................................       13,829            10,615
Interest expense..........................................      (16,907)          (20,378)
Gain on sale of securities................................           --            47,300
Miscellaneous.............................................       (2,479)            9,616
                                                               --------          --------
                                                                 (5,557)           47,153
                                                               --------          --------

Earnings before income taxes..............................      112,427           128,996
Minority interest benefit.................................      (66,010)          (77,306)
Income tax expense........................................      (24,627)          (20,192)
                                                               --------          --------
NET EARNINGS..............................................     $ 21,790          $ 31,498
                                                               ========          ========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   -------------
                                                                    (IN THOUSANDS)
                           ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................  $  241,778    $  247,474
Accounts and notes receivable, net of allowance of $41,200
  and $33,317, respectively.................................     389,562       381,175
Inventories, net............................................     440,116       432,520
Investments held for sale...................................      12,000            --
Deferred income taxes.......................................       5,443        12,077
Other current assets, net...................................      20,551         8,542
                                                              ----------    ----------
Total current assets........................................   1,109,450     1,081,788

PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................     152,077       123,606
Buildings and leasehold improvements........................      60,725        59,074
Furniture and other equipment...............................      66,669        67,246
Land........................................................      10,246        10,246
Projects in progress........................................      28,377        31,736
                                                              ----------    ----------
                                                                 318,094       291,908
Less accumulated depreciation and amortization..............     (92,620)      (79,350)
                                                              ----------    ----------
                                                                 225,474       212,558

OTHER ASSETS
Intangible assets, net......................................   5,028,458     5,029,769
Cable distribution fees, net ($33,532 and $35,181,
  respectively, to related parties).........................     149,442       130,988
Long-term investments.......................................      53,597        93,742
Notes and accounts receivable, net..........................      19,370        19,506
Inventories, net............................................     142,891       154,497
Advances to USAI and Subsidiaries...........................     420,971       410,107
Deferred income taxes.......................................      57,006        61,755
Deferred charges and other, net.............................      39,558        36,934
                                                              ----------    ----------
                                                              $7,246,217    $7,231,644
                                                              ==========    ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations.................  $   16,335    $    3,758
Accounts payable, trade.....................................     148,915       147,864
Obligations for program rights and film costs...............     280,920       265,235
Cable distribution fees payable ($18,559 and $18,733,
  respectively, to related parties).........................      51,355        43,993
Deferred revenue............................................      48,643        47,536
Other accrued liabilities...................................     306,449       271,846
                                                              ----------    ----------
Total current liabilities...................................     852,617       780,232
LONG-TERM OBLIGATIONS (net of current maturities)...........     528,203       527,339
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, net of
  current...................................................     237,429       256,260
OTHER LONG-TERM LIABILITIES.................................      74,772        81,156
MINORITY INTEREST...........................................   4,305,373     4,244,114
COMMITMENTS AND CONTINGENCIES...............................          --            --
STOCKHOLDERS' EQUITY
Common Stock................................................   1,221,408     1,221,408
Additional paid-in capital..................................      70,312        70,312
Retained (deficit) earnings.................................     (45,556)       50,823
Accumulated other comprehensive income......................       1,659            --
                                                              ----------    ----------
Total stockholders' equity..................................   1,247,823     1,342,543
                                                              ----------    ----------
                                                              $7,246,217    $7,231,644
                                                              ==========    ==========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                                                                     ACCUMULATED
                                                         ADDITIONAL    RETAINED         OTHER
                                              COMMON       PAID-IN     EARNINGS     COMPREHENSIVE
                                 TOTAL        STOCK        CAPITAL     (DEFICIT)       INCOME
                               ----------   ----------   -----------   ---------   ---------------
                                                         (IN THOUSANDS)
Balance at December 31,
  1999.......................  $1,342,543   $1,221,408     $70,312     $ 50,823        $   --
  Comprehensive Income:
  Net earnings for the year
    ended December 31, 1999..      21,790           --          --       21,790            --
  Foreign currency
    translation..............        (299)                                               (299)
  Increase in unrealized
    gains in available for
    sale securities..........       1,958           --          --           --         1,958
                               ----------
    Comprehensive income.....      23,449
Mandatory tax distribution to
  LLC partners...............    (118,169)          --          --     (118,169)           --
                               ----------   ----------     -------     ---------       ------
Balance at March 31, 2000....  $1,247,823   $1,221,408     $70,312     $(45,556)       $1,659
                               ==========   ==========     =======     =========       ======

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                              ---------------------------------------
                                                                     2000                 1999
                                                              ------------------   ------------------
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings............................................      $  21,790            $  31,498
ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
    Depreciation and amortization...........................         47,738               43,007
    Amortization of cable distribution fees.................          8,223                6,090
    Amortization of program rights and film costs...........        143,468              159,261
    Gain on sale of securities..............................             --              (47,300)
    Amortization of deferred financing costs................            935                   --
    Equity in (earnings) losses of unconsolidated
      affiliates............................................          2,788                  443
    Minority interest.......................................         66,010               77,306

CHANGES IN CURRENT ASSETS AND LIABILITIES:
    Accounts receivable.....................................           (767)              11,477
    Inventories.............................................         21,921                5,332
    Accounts payable........................................         (9,225)             (44,110)
    Accrued liabilities and deferred revenue................         33,999               10,137
    Payment for program rights and film costs...............       (166,028)            (161,939)
    Increase in cable distribution fees.....................        (18,591)              (6,981)
    Other, net..............................................         19,634               (1,185)
                                                                  ---------            ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES.............        171,895               83,036

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired..........................         (3,997)              (7,500)
Capital expenditures........................................        (17,010)             (10,011)
Increase in long-term investments and notes receivable......         (1,853)             (11,385)
Advance to Styleclick.......................................         (5,000)                  --
Proceeds from sale of securities............................             --               58,110
Proceeds from long-term notes receivable....................             --                3,691
Other, net..................................................         (4,458)                  --
                                                                  ---------            ---------
      NET CASH (USED) IN PROVIDED BY INVESTING ACTIVITIES...        (32,318)              32,905

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings..................................................         19,514                   --
Intercompany................................................         (2,673)               4,311
Payment of mandatory tax distribution to LLC partners.......       (118,169)             (52,755)
Principal payments on long-term obligations.................        (16,162)              (6,965)
Repurchase of LLC shares....................................        (34,419)                  --
Proceeds from issuance of LLC shares........................         14,485                   --
Other.......................................................         (7,550)                  --
                                                                  ---------            ---------
      NET CASH USED IN FINANCING ACTIVITIES.................       (144,974)             (55,409)
                                                                  ---------            ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................           (299)                  --
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........         (5,696)              60,532
Cash and cash equivalents at beginning of period............        247,474              234,903
                                                                  ---------            ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................      $ 241,778            $ 295,435
                                                                  =========            =========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

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

    As of March 31, 2000, the Company engages in four principal areas of business:

    - Networks and television production, which includes Networks and Studios USA. Networks operates the USA Network and Sci-Fi Channel cable networks and Studios USA produces and distributes television programming.

    - Electronic retailing, consisting primarily of the Home Shopping Network and America's Store, which are engaged in the electronic retailing business.

    - Internet services, which represents Internet Shopping Network, the Company's on-line retailing networks business.

    - Electronic commerce and services which primarily represent the Company's customer and e-care business.

BASIS OF PRESENTATION

    The interim Condensed Consolidated Financial Statements and Notes thereto of the Company are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the three months ended March 31, 2000. Certain amounts in the Condensed Consolidated Financial Statements for the quarter ended March 31, 1999 have been reclassified to conform to the 2000 presentation.

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

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Form 10-K") for a summary of all significant accounting policies.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 3--INVESTMENTS

    During the quarter ended March 31, 1999, the Company recognized a pre-tax gain of $47.3 million on the sale of securities in a publicly traded entity.

NOTE 4--STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE THREE MONTHS ENDED
  MARCH 31, 2000:

    As of January 1, 2000 the Company began to consolidate the accounts of HOT Germany, an electronic retailer operating principally in Germany, whereas its investment in HOT Germany was previously accounted for under the equity method of accounting.

    On January 20, 2000, the Company completed its acquisition of Ingenious Designs, Inc. ("IDI"), by issuing approximately 190,000 shares of USAi common stock for all the outstanding stock of IDI, for a total value of approximately $5.0 million.

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE THREE MONTHS ENDED
  MARCH 31, 1999:

    During the quarter ended March 31, 1999, the Company acquired post-production and other equipment through capital leases totaling $2.0 million.

NOTE 5--INDUSTRY SEGMENTS

    For the three months ended ended March 31, 2000 and 1999, the Company operated principally in four industry segments: Networks and television production, Electronic retailing, Interactive and Electronic commerce and services. The Networks and television production segment consists of the cable networks USA Network and Sci-Fi Channel and Studios USA, which produces and distributes television programming. The Electronic retailing segment consists of Home Shopping Network and America's Store, which are engaged in the sale of merchandise through electronic retailing. The Interactive segment represents the Company's on-line retailing networks business. The Electronic commerce and services segment primarily represents the Company's customer and e-care businesses.

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
REVENUE
Networks and television production......................  $378,953   $331,544
Electronic retailing....................................   379,058    275,510
Interactive.............................................     6,088      6,516
Electronic commerce and services........................       898        273
Other...................................................        --      4,046
                                                          --------   --------
                                                          $764,997   $617,889
                                                          ========   ========
OPERATING PROFIT (LOSS)
Networks and television production......................  $110,787   $ 81,270
Electronic retailing....................................    30,012     14,686
Electronic commerce and services........................    (3,923)      (426)
Interactive.............................................   (10,057)    (7,801)
Corporate and other.....................................    (8,835)    (5,886)
                                                          --------   --------
                                                          $117,984   $ 81,843
                                                          ========   ========

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 6--GUARANTEE OF NOTES

    USAi issued $500.0 million 6 3/4% Senior Notes due 2005 (the "Notes"). USANi LLC is a co-issuer and co-obligor of the Notes. The Notes are jointly, severally, fully and unconditionally guaranteed by certain subsidiaries of USAi, including the Company and all of the subsidiaries of USANi LLC (other than subsidiaries that are, individually and in the aggregate, inconsequential to USANi LLC on a consolidated basis) (collectively, the "Subsidiary Guarantors"). All of the Subsidiary Guarantors (other than the Company) (the "Wholly Owned Subsidiary Guarantors") are wholly owned, directly or indirectly, by the Company or USANi LLC, as the case may be.

    Separate financial statements for each of the Wholly Owned Subsidiary Guarantors are not presented and such Wholly Owned Subsidiary Guarantors are not filing separate reports under the Securities Exchange Act of 1934 because the Company's management has determined that the information contained in such documents would not be material to investors.

NOTE 7--SUBSEQUENT EVENTS

ACQUISITION OF PRECISION RESPONSE CORPORATION

    On April 5, 2000, USAi acquired Precision Response Corp. ("PRC") in a stock-for-stock transaction, issuing 24.3 million shares of USAi common stock valued at approximately $705 million in exchange for all outstanding equity of PRC.

MERGER OF INTERNET SHOPPING NETWORK AND STYLECLICK.COM

    On January 25, 2000, USAi and Styleclick.com Inc., a leading enabler of e-commerce for manufacturers and retailers, announced an agreement to form a new company by merging Internet Shopping Network ("ISN") and Styleclick.com. The new company, which will be named Styleclick, Inc., will own and operate the combined properties of Styleclick.com Inc. and ISN. Under the terms of the agreement, USAi will also invest $40 million in cash, contribute $10 million in dedicated media, and will receive warrants to purchase additional shares of the new company. Upon both the closing of the transaction and on a fully diluted basis, USAi will own approximately 75% of the new company and Styleclick.com stockholders will own approximately 25%. In the interim, USAi has agreed to extend a $10 million bridge loan to Styleclick.com. As of March 31, 2000, the amount outstanding under the loan is $5.0 million. The transaction is expected to close in the second quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

    Home Shopping Network, Inc., a Delaware limited liability company (the "Company" or "Holdco"), is a subsidiary of Home Shopping Network, Inc. ("Holdco"), which is a subsidiary of USA Networks, Inc. ("USAi"). The Company is a holding company, the subsidiaries of which are engaged in diversified media and electronic commerce businesses.

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 VS. THREE MONTHS ENDED MARCH 31, 1999

NET REVENUES

    For the three months ended March 31, 2000, net revenues increased
$147.1 million, or 23.8%, to $765.0 million from $617.9 million compared to 1999 primarily due to increases of $103.5 million and $47.4 million from the Electronic retailing and Networks and television production businesses, respectively. As of January 1, 2000, the Company presents the operations of HOT Germany on a consolidated basis. Previously, the investment was accounted for under the equity method of accounting. Revenues for the German operations were $54.1 million in the three months ended March 31, 2000 as compared to $36.4 million in 1999.

    The increase in electronic retailing primarily resulted from Home Shopping Network's core domestic business, which generated increased sales of $47.9 million, and the consolidation of the German operations, which resulted in increased sales of $54.1 million. Total units shipped increased by 6.5% to
8.2 million units compared to 7.7 million units in 1999. The increase in net revenues also reflected a decrease in the return rate to 21.4% from 22.8% in 1999. The increase in Networks and television production primarily resulted from an increase in advertising revenues at USA Network and a significant increase in advertising revenues and affiliate revenues at Sci-Fi Channel due to an increase in subscribers and higher ratings. Revenue of Studios USA also increased due to increased revenues from one-hour dramas and talk shows offset by fewer network-pick-ups for comedy productions.

OPERATING COSTS AND EXPENSES

    For the three months ended March 31, 2000, total operating costs and expenses increased $104.1 million, or 21.4%, to $591.1 million from $487.0 million compared to 1999, primarily due to increased costs of $82.9 million, $18.1 million and $4.1 million from the Electronic retailing, Networks and television production and Electronic commerce and services businesses, respectively. The increased costs are related to the higher revenue of all of the businesses, the consolidation of the German electronic retailing operations as of January 1, 2000, and start-up costs of the Electronic commerce and services business.

    Amortization of cable distribution fees increased by $2.1 million due to higher cost distribution arrangements.

OTHER INCOME (EXPENSE), NET

    For the three months ended March 31, 2000, net interest expense decreased by $6.7 million, compared to 1999 primarily due to lower borrowing levels as a result of the repayment of bank debt in prior years from the proceeds of equity transactions involving Universal and Liberty Media Corporation, a subsidiary of AT&T Corporation ("Liberty").

    In the three months ended March 31, 1999, the Company realized gains of $47.3 million related to the sale of securities and $10.4 million from the reversal of equity losses which were recorded in 1998 as a result of the Universal transaction.

INCOME TAXES

    The Company's effective tax rate, calculated after deducting the effects of USANi LLC minority interest, of 50.6% is higher than the statutory rate due to the effects of state taxes and non-deductible goodwill.

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

ITEM 2(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    At March 31, 2000, the Company's outstanding debt approximated
$544.5 million, substantially all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate.

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

                                                       HOME SHOPPING NETWORK, INC.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                  /s/ BARRY DILLER
     -------------------------------------------       Chairman of the Board, Chief      May 15, 2000
                    Barry Diller                         Executive Officer and Director

                 /s/ MICHAEL SILECK                    Senior Vice President and Chief
     -------------------------------------------         Financial Officer (Principal    May 15, 2000
                   Michael Sileck                        Financial Officer)

              /s/ WILLIAM J. SEVERANCE
     -------------------------------------------       Vice President and Controller     May 15, 2000
                William J. Severance                     (Chief Accounting Officer)