Form 10-Q
period 2000-06-30
HOME SHOPPING NETWORK INC
filed 2000-08-14
CIK 791024

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 14, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                            ------------------------

                          HOME SHOPPING NETWORK, INC.
             (Exact name of registrant as specified in its charter)

                        COMMISSION FILE NO. 333-71305-01

                  DELAWARE                                      52-2649518
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation or organization)

                             152 WEST 57TH STREET,
                           NEW YORK, NEW YORK, 10019
             (Address of Registrant's principal executive offices)

                                 (212) 314-7300
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      JUNE 30,                  JUNE 30,
                                                ---------------------   -------------------------
                                                  2000        1999         2000          1999
                                                ---------   ---------   -----------   -----------
                                                                 (IN THOUSANDS)
NET REVENUES
  Networks and television production..........  $ 390,688   $ 316,394   $   769,641   $   647,938
  Electronic retailing........................    357,722     284,322       736,780       559,832
  Interactive.................................      4,785       6,544        10,311        12,851
  Electronic commerce and services............      1,533         800         2,431         1,073
  Developing networks.........................      3,709         218         4,271           427
  Other.......................................        395       2,836           395         6,882
                                                ---------   ---------   -----------   -----------
    Total net revenues........................    758,832     611,114     1,523,829     1,229,003
                                                ---------   ---------   -----------   -----------
Operating costs and expenses:
  Cost of sales...............................    221,125     182,586       459,536       358,672
  Program costs...............................    173,173     149,280       339,037       319,347
  Selling and marketing.......................     94,094      73,107       182,988       135,738
  General and administrative..................     82,940      57,760       155,099       113,796
  Other operating costs.......................     31,228      22,190        56,952        44,319
  Amortization of cable distribution fees.....      8,267       6,186        16,490        12,276
  Depreciation and amortization...............     48,236      43,555        95,974        86,562
                                                ---------   ---------   -----------   -----------
    Total operating costs and expenses........    659,063     534,664     1,306,076     1,070,710
                                                ---------   ---------   -----------   -----------
    Operating profit..........................     99,769      76,450       217,753       158,293
Other income (expense):
  Interest income.............................      9,163       8,708        13,912        19,323
  Interest expense............................    (10,651)    (20,241)      (18,478)      (40,619)
  Gain on sale of securities..................         --       2,970            --        50,270
  Other, net..................................     (1,529)     (7,958)       (4,008)        1,658
                                                ---------   ---------   -----------   -----------
                                                   (3,017)    (16,521)       (8,574)       30,632
                                                ---------   ---------   -----------   -----------
Earnings before income taxes and minority
  interest....................................     96,752      59,929       209,179       188,925
Income tax expense............................    (17,666)    (13,962)      (42,293)      (34,154)
Minority interest.............................    (56,501)    (37,394)     (122,511)     (114,700)
                                                ---------   ---------   -----------   -----------
NET EARNINGS..................................  $  22,585   $   8,573   $    44,375   $    40,071
                                                =========   =========   ===========   ===========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                               JUNE 30,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   ------------
                                                                   (IN THOUSANDS)
                                        ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................  $  216,670    $  247,474
Accounts and notes receivable, net of allowance of $44,608
  and $33,317, respectively.................................     406,900       381,175
Inventories, net............................................     450,831       432,520
Investments held for sale...................................       5,735            --
Deferred income taxes.......................................          --        12,077
Other current assets, net...................................      23,752         8,542
                                                              ----------    ----------
Total current assets........................................   1,103,888     1,081,788
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................     137,142       123,606
Buildings and leasehold improvements........................      61,553        59,074
Furniture and other equipment...............................      67,277        67,246
Land........................................................      10,246        10,246
Projects in progress........................................      23,573        31,736
                                                              ----------    ----------
                                                                 299,791       291,908
Less accumulated depreciation and amortization..............     (75,885)      (79,350)
                                                              ----------    ----------
                                                                 223,906       212,558
OTHER ASSETS
Intangible assets, net......................................   5,078,984     5,029,769
Cable distribution fees, net ($31,884 and $35,181,
  respectively, to related parties).........................     151,059       130,988
Long-term investments.......................................      68,841        93,742
Notes and accounts receivable, net..........................      23,382        19,506
Inventories, net............................................     133,722       154,497
Advances to USAI and subsidiaries...........................     339,590       410,107
Deferred income taxes.......................................      75,335        61,755
Deferred charges and other, net.............................      43,538        36,934
                                                              ----------    ----------
                                                              $7,242,245    $7,231,644
                                                              ==========    ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations.................  $   16,853    $    3,758
Accounts payable, trade.....................................     157,791       147,864
Obligations for program rights and film costs...............     245,717       265,235
Cable distribution fees payable ($18,476 and $18,733,
  respectively, to related parties).........................      38,183        43,993
Deferred revenue............................................      42,685        47,536
Deferred income taxes.......................................       3,367            --
Other accrued liabilities...................................     312,400       271,846
                                                              ----------    ----------
Total current liabilities...................................     816,996       780,232
LONG-TERM OBLIGATIONS (NET OF CURRENT MATURITIES)...........     527,011       527,339
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, NET OF
  CURRENT...................................................     232,482       256,260
OTHER LONG-TERM LIABILITIES.................................      71,632        81,156
MINORITY INTEREST...........................................   4,328,704     4,244,114
COMMITMENTS AND CONTINGENCIES...............................          --            --
STOCKHOLDERS' EQUITY
Common Stock................................................   1,221,408     1,221,408
Additional paid-in capital..................................      70,312        70,312
Retained (deficit) earnings.................................     (22,971)       50,823
Accumulated other comprehensive income......................      (3,329)           --
                                                              ----------    ----------
Total stockholders' equity..................................   1,265,420     1,342,543
                                                              ----------    ----------
                                                              $7,242,245    $7,231,644
                                                              ==========    ==========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                                                                          ACCUMULATED
                                                                ADDITIONAL   RETAINED        OTHER
                                                     COMMON      PAID-IN     EARNINGS    COMPREHENSIVE
                                        TOTAL        STOCK       CAPITAL     (DEFICIT)      INCOME
                                      ----------   ----------   ----------   ---------   -------------
                                                               (IN THOUSANDS)
Balance at December 31, 1999........  $1,342,543   $1,221,408     $70,312    $ 50,823       $    --
  Comprehensive Income:
  Net earnings for the six months
    ended June 30, 2000.............      44,375           --          --      44,375            --
  Foreign currency translation......         978                                                978
  Increase in unrealized gains in
    available for sale securities...      (4,307)          --          --          --        (4,307)
                                      ----------

    Comprehensive income............      41,046
Mandatory tax distribution to LLC
  partners..........................    (118,169)          --          --    (118,169)           --
                                      ----------   ----------     -------    --------       -------
Balance at June 30, 2000............  $1,265,420   $1,221,408     $70,312    $(22,971)      $(3,329)
                                      ==========   ==========     =======    ========       =======

Comprehensive income for the three months ended June 30, 2000 was $17,597.

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................   $  44,375     $  40,071
ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization.............................      95,974        86,562
  Amortization of cable distribution fees...................      16,490        12,276
  Amortization of program rights and film costs.............     294,026       261,252
  Gain on sale of securities................................          --       (50,270)
  Non-cash compensation.....................................       5,870         1,900
  Equity in (earnings) losses of unconsolidated
    affiliates..............................................       5,015       (10,112)
  Minority interest.........................................     122,511       114,700
CHANGES IN CURRENT ASSETS AND LIABILITIES:
  Accounts receivable.......................................     (25,112)        3,108
  Inventories...............................................       6,012        (2,177)
  Accounts payable..........................................      (1,089)      (41,286)
  Accrued liabilities and deferred revenue..................      31,200        30,759
  Payment for program rights and film costs.................    (332,891)     (255,335)
  Increase in cable distribution fees.......................     (27,296)      (12,746)
  Other, net................................................      13,270        15,599
                                                               ---------     ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES...............     248,355       194,301
                                                               ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired..........................    (107,654)       (7,500)
Capital expenditures........................................     (28,730)      (28,862)
Increase in long-term investments and notes receivable......     (20,322)      (12,150)
Advance to Styleclick.......................................      (9,000)           --
Proceeds from sale of securities............................          --        61,080
Proceeds from long-term notes receivable....................          --         3,691
Other, net..................................................      (2,224)        2,163
                                                               ---------     ---------
    NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES.....    (167,930)       18,422
                                                               ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings..................................................      35,769            --
Intercompany................................................     (86,768)     (385,065)
Payment of mandatory tax distribution to LLC partners.......    (118,169)      (52,755)
Principal payments on long-term obligations.................     (33,057)      (13,942)
Repurchase of LLC shares....................................    (110,532)       (4,938)
Proceeds from issuance of LLC shares........................     208,100        22,732
Other.......................................................      (7,550)           --
                                                               ---------     ---------
    NET CASH USED IN FINANCING ACTIVITIES...................    (112,207)     (433,968)
                                                               ---------     ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................         978            --
                                                               ---------     ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................     (30,804)     (221,245)
Cash and cash equivalents at beginning of period............     247,474       234,903
                                                               ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................   $ 216,670     $  13,658
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

    The five principal areas of business are:

    - Networks and television production, which includes Networks and Studios USA. Networks operates the USA Network and Sci-Fi Channel cable networks and Studios USA produces and distributes television programming.

    - Electronic retailing, which consists primarily of the Home Shopping Network and America's Store which are engaged in the electronic retailing business.

    - Interactive, which represents Internet Shopping Network, the Company's on-line retailing networks business.

    - Electronic commerce and services, which primarily represents the Company's customer and e-care businesses.

    - Developing networks, which primarily represents recently acquired cable television properties Trio and News World International and SciFi.com, a developing Internet content and commerce site.

BASIS OF PRESENTATION

    The interim Condensed Consolidated Financial Statements and Notes thereto of the Company are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the three and six months ended June 30, 2000. Certain amounts in the Condensed Consolidated Financial Statements for the three and six months ended June 30, 1999 have been reclassified to conform to the 2000 presentation.

    In the opinion of the Company, all adjustments necessary for a fair presentation of such Condensed Consolidated Financial Statements have been included. Such adjustments consist of normal recurring items. Interim results are not necessarily indicative of results for a full year. The interim Condensed Consolidated Financial Statements and Notes thereto are presented as permitted by the Securities and

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
Exchange Commission and do not contain certain information included in the Company's audited Consolidated Financial Statements and Notes thereto.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Form 10-K") for a summary of all significant accounting policies.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 2000, the Securities and Exchange Commission issued an amendment to Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101") which delayed the effective date for adoption of SAB 101 to the fourth quarter of 2000. SAB 101 provides guidance on revenue recognition criteria for certain types of transactions. SAB 101 also provides guidance on the disclosures that companies should make about their revenue recognition policies and the impact of events and trends on revenue.

    In June 2000, the Accounting Standards Executive Committee ("AcSEC") issued SOP 00-2, ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS ("SOP 00-2"), which replaces FASB Statement No. 53, FINANCIAL ACCOUNTING BY PRODUCERS AND DISTRIBUTORS OF MOTION PICTURE FILMS. AcSEC concluded that film costs would be accounted for under an inventory model. In addition, the SOP considers such topics as revenue recognition (fixed fees and minimum guarantees in variable fee arrangements), fee allocation in multiple films, accounting for exploitation costs, and impairment assessment. The SOP is effective for financial statements issued for fiscal years beginning after December 15, 2000.

    The Company is currently evaluating the impact of SAB 101 and SOP 00-2, although the impact is not expected to be material.

NOTE 3--INVESTMENTS

    During the quarter and six months ended June 30, 1999, the Company recognized pre-tax gains of $3.0 and $50.3 million, respectively, on the sale of securities in a publicly traded entity.

NOTE 4--STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE SIX MONTHS ENDED
  JUNE 30, 2000:

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

    During the second quarter, the company recorded $8.7 million of expense related to an agreement with an executive. Of this amount, $2.9 million is a non-cash stock compensation charge related to restricted stock.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 4--STATEMENTS OF CASH FLOWS (CONTINUED)
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE SIX MONTHS ENDED
  JUNE 30, 1999:

    During the six months ended June 30, 1999, the Company acquired post-production and other equipment through capital leases totaling $2.1 million.

NOTE 5--INDUSTRY SEGMENTS

    For the three and six months ended June 30, 2000 and 1999, the Company operated principally in five industry segments: Networks and television production, Electronic retailing, Interactive, Electronic commerce and services and Developing networks. The Networks and television production segment consists of the cable networks USA Network and Sci-Fi Channel and Studios USA, which produces and distributes television programming. The Electronic-retailing segment consists of Home Shopping Network and America's Store, which are engaged in the sale of merchandise through electronic retailing. The Interactive segment represents the Company's on-line retailing networks business. The Electronic commerce and services segment primarily represents the Company's customer and e-care businesses. The Developing networks segment consists primarily of the recently acquired cable television properties Trio and News World International, which were acquired on May 19, 2000, and SciFi.com, a developing Internet content and commerce site.

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                   -------------------   -----------------------
                                                     2000       1999        2000         1999
                                                   --------   --------   ----------   ----------
                                                     (IN THOUSANDS)          (IN THOUSANDS)
Revenue
  Networks and television production.............  $390,688   $316,394   $  769,641   $  647,938
  Electronic retailing...........................   357,722    284,322      736,780      559,832
  Internet services..............................     4,785      6,544       10,311       12,851
  Electronic commerce and services...............     1,533        800        2,431        1,073
  Developing networks............................     3,709        218        4,271          427
  Other..........................................       395      2,836          395        6,882
                                                   --------   --------   ----------   ----------
                                                   $758,832   $611,114   $1,523,829   $1,229,003
                                                   ========   ========   ==========   ==========
Operating profit (loss)
  Networks and television production.............  $111,190   $ 77,697   $  221,977   $  158,967
  Electronic retailing...........................    21,808     18,964       51,820       33,650
  Internet services..............................   (11,355)   (11,220)     (21,412)     (19,021)
  Electronic commerce and services...............    (4,022)      (500)      (7,945)        (926)
  Developing networks............................    (2,528)      (543)      (3,762)        (543)
  Other..........................................   (15,324)    (7,948)     (22,925)     (13,834)
                                                   --------   --------   ----------   ----------
                                                   $ 99,769   $ 76,450   $  217,753   $  158,293
                                                   ========   ========   ==========   ==========

NOTE 6--GUARANTEE OF NOTES

    USAi issued $500.0 million 6 3/4% Senior Notes due 2005 (the "Notes"). USANi LLC is a co-issuer and co-obligor of the Notes. The Notes are jointly, severally, fully and unconditionally guaranteed by certain

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 6--GUARANTEE OF NOTES (CONTINUED)
subsidiaries of USAi, including the Company and all of the subsidiaries of USANi LLC (other than subsidiaries that are, individually and in the aggregate, inconsequential to USANi LLC on a consolidated basis) (collectively, the "Subsidiary Guarantors"). All of the Subsidiary Guarantors (other than the Company) (the "Wholly Owned Subsidiary Guarantors") are wholly owned, directly or indirectly, by the Company or USANi LLC, as the case may be.

    Separate financial statements for each of the Wholly Owned Subsidiary Guarantors are not presented and such Wholly Owned Subsidiary Guarantors are not filing separate reports under the Securities Exchange Act of 1934 because the Company's management has determined that the information contained in such documents would not be material to investors.

NOTE 7--SUBSEQUENT EVENTS

MERGER OF INTERNET SHOPPING NETWORK AND STYLECLICK.COM

    On July 27, 2000 USAi and Styleclick.com Inc., a leading enabler of e-commerce for manufacturers and retailers, completed the merger of Internet Shopping Network ("ISN") and Styleclick.com. The entities were merged with a new company, Styleclick, Inc., which owns and operates the combined properties of Styleclick.com Inc. and ISN. Styleclick, Inc. is traded on the Nasdaq market under the symbol "IBUY". In accordance with the terms of the agreement, USAi invested $40 million in cash and will contribute $10 million in dedicated media, and will receive warrants to purchase additional shares of the new company. On a fully diluted basis, USAi owns approximately 75% of the new company and Styleclick.com stockholders own approximately 25%. At closing, Styleclick.com repaid the $10 million of borrowing outstanding under the bridge loan.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

    Home Shopping Network, Inc., a Delaware limited liability company (the "Company" or "Holdco"), is a subsidiary of USA Networks, Inc. ("USAi"). The Company is a holding company, whose subsidiary USANi LLC is engaged in diversified media and electronic commerce businesses.

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 VS. THREE MONTHS ENDED JUNE 30, 1999

NET REVENUES

    For the three months ended June 30, 2000, net revenues increased
$147.7 million, or 24.2%, to $758.8 million from $611.1 million compared to 1999 primarily due to increases of $74.3 million and $73.4 million from the Networks and television production and Electronic retailing businesses, respectively. As of January 1, 2000, the Company presents the operations of HOT Germany on a consolidated basis whereas the investment was previously accounted for under the equity method of accounting. Revenues for the German operations were $46.9 million in the three months ended June 30, 2000 as compared to $34.8 million in 1999.

    The increase in electronic retailing primarily resulted from Home Shopping Network's core domestic business, which generated increased sales of $25.7 million, including HSN.com, which began operations in late 1999 and generated sales of $5.7 million in the quarter, as well as the consolidation of the German operations, which resulted in increased sales of $46.9 million. The increase in net revenues also reflected a decrease in the return rate to 19.6% from 20.4% in 1999. The increase in Networks and television production primarily resulted from an increase in advertising and affiliate revenues at USA Network and the Sci-Fi Channel, and increased revenue from Studios USA related principally to one-hour dramas.

OPERATING COSTS AND EXPENSES

    For the three months ended June 30, 2000, total operating costs and expenses increased $124.4 million, or 23.3%, to $659.1 million from $534.7 million compared to 1999, primarily due to increased costs of $65.8 million and $41.0 million from the Electronic retailing and Networks and television production businesses, respectively. The increased costs are related to the higher revenue of all of the businesses, the consolidation of the German electronic retailing operations as of January 1, 2000. During the three months ended June 30, 2000, the Company recorded $8.7 million of expense related to an agreement with an executive. Of this amount, $2.9 million is a non-cash stock compensation expense related to restricted stock.

    Amortization of cable distribution fees increased by $2.1 million due to higher cost distribution arrangements.

OTHER INCOME (EXPENSE), NET

    For the three months ended June 30, 2000, net interest expense decreased by $10.0 million, compared to 1999 primarily due to lower borrowing levels as a result of the repayment of bank debt in prior years from the proceeds of equity transactions involving Universal and Liberty Media Corporation, a subsidiary of AT&T Corporation ("Liberty").

    In the three months ended June 30, 1999, the Company realized gains of $3.0 million related to the sale of securities and $10.4 million from the reversal of equity losses that were recorded in 1998 as a result of the Universal transaction. In the three months ended June 30, 2000, other expense relates primarily to equity losses in unconsolidated subsidiaries.

SIX MONTHS ENDED JUNE 30, 2000 VS. SIX MONTHS ENDED JUNE 30, 1999

NET REVENUES

    For the six months ended June 30, 2000, net revenues increased
$294.8 million, or 24%, to $1.5 billion from $1.2 billion compared to 1999 primarily due to increases of $176.9 million and $121.7 million from the Electronic retailing and Networks and television production businesses, respectively. As of January 1, 2000, the Company presents the operations of HOT Germany on a consolidated basis whereas the investment was previously accounted for under the equity method of accounting. Revenues for the German operations were $101.0 million in the six months ended June 30, 2000 as compared to $71.2 million in 1999.

    The increase in electronic retailing primarily resulted from Home Shopping Network's core domestic business, which generated increased sales of $73.0 million due primarily to the increase from the Home Shopping service of $58.5 million and HSN.com, which generated revenue of $9.9 million, as well as the consolidation of the German operations, which resulted in increased sales of $101.0 million. The increase in Networks and television production primarily resulted from an increase in advertising and affiliate revenues at USA Network and the Sci-Fi Channel due to an increase in subscribers and higher ratings at Sci-Fi. Revenue of Studios USA also increased due to increased revenues from one-hour dramas, talk shows and movie productions, offset by fewer network pick-ups for comedy productions.

OPERATING COSTS AND EXPENSES

    For the six months ended June 30, 2000, total operating costs and expenses increased $235.4 million, or 22.0%, to $1.3 billion from $1.1 billion compared to 1999, primarily due to increased costs of $148.6 million and $59.1 million from the Electronic retailing and Networks and television production businesses, respectively. The increased costs are related to the higher revenue of all of the businesses, the consolidation of the German electronic retailing operations as of January 1, 2000.

    Amortization of cable distribution fees increased by $4.2 million due to higher cost distribution arrangements.

OTHER INCOME (EXPENSE), NET

    For the six months ended June 30, 2000, net interest expense decreased by $16.7 million, compared to 1999 primarily due to lower borrowing levels as a result of the repayment of bank debt in prior years from the proceeds of equity transactions involving Universal and Liberty Media Corporation, a subsidiary of AT&T Corporation ("Liberty").

    In the six months ended June 30, 1999, the Company realized gains of $50.3 million related to the sale of securities and $10.4 million from the reversal of equity losses that were recorded in 1998 as a result of the Universal transaction. In the six months ended June 30, 2000, other expense relates primarily to equity losses in unconsolidated subsidiaries.

INCOME TAXES

    The Company's effective tax rate, calculated after deducting the effects of USANi LLC minority interest, of 41.8% and 46.5% for the three and six months ended June 30, 2000 is higher than the statutory rate due to the effects of state taxes and non-deductible goodwill.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    At June 30, 2000, the Company's outstanding debt approximated
$543.9 million, substantially all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate.

FOREIGN CURRENCY EXCHANGE RISK

    The Company conducts business in certain foreign markets. However, the level of operations in foreign markets is insignificant to the consolidated results.

EQUITY PRICE RISK

    The Company has no investments in equity securities of publicly-traded companies. It is not customary for the Company to make investments in equity securities as part of its investment strategy.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    In the Home Shopping Network Consumer Class Action litigation previously reported in the Company's 1999 Form 10-K, the plaintiffs filed an amended class action complaint that, among other things, added an additional named plaintiff, added Home Shopping Club LP, Warrantech Helpdesk, Inc., Banctech Service, Inc. and Timespace Internet, Inc. as named defendants, and removed two individuals as named defendants. On May 9, 2000, Home Shopping Network, Inc. and Home Shopping Club LP (the "HSN Defendants") filed a motion to dismiss the amended complaint. On May 23, 2000, the Cook County Circuit Court addressed the HSN Defendants' motion to dismiss by entering an Order that, in pertinent part, required the plaintiffs to file a second amended complaint. On June 6, 2000, the plaintiffs filed a second amended class action complaint that, among other things, added an additional named plaintiff and asserted two new causes of action for negligent misrepresentation and breach of contract. The HSN Defendants have filed an answer and affirmative defenses to the second amended complaint and intend to continue to vigorously defend this action.

    In the World Wrestling Federation litigation, in a decision dated June 27, 2000, the Delaware Chancery Court dismissed USA Cable's complaint, holding that while USA Cable had no obligation to match the terms of the Viacom/CBS offer pertaining to matters other than the four wrestling entertainment programs, USA had failed to match the terms of the Viacom Inc. and CBS Corporation offer. USA Cable is pursuing an expedited appeal of the decision of the Chancery Court in the Delaware Supreme Court. Oral argument of the appeal is scheduled for August 14, 2000.

    The Company is engaged in various other lawsuits either as plaintiff or defendant. In the opinion of management, the ultimate outcome of these various lawsuits should not have a material impact on the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
 27.1                   Financial Data Schedule (for SEC use only)
 27.2                   Financial Data Schedule (for SEC use only)

------------------------

*   Reflects management contracts and compensatory plans

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       HOME SHOPPING NETWORK, INC.
                                                       (Registrant)

                                                       By:               /s/ BARRY DILLER
                                                            -----------------------------------------
                                                                           Barry Diller
                                                                        Chairman and Chief
                                                                        Executive Officer

                SIGNATURE                                    TITLE                        DATE
                ---------                                    -----                        ----
             /s/ BARRY DILLER
    ---------------------------------       Chairman of the Board, Chief Executive   August 14, 2000
               Barry Diller                   Officer and Director

            /s/ MICHAEL SILECK              Senior Vice President and Chief
    ---------------------------------         Financial Officer (Principal           August 14, 2000
              Michael Sileck                  Financial Officer)

         /s/ WILLIAM J. SEVERANCE
    ---------------------------------       Vice President and Controller (Chief     August 14, 2000
           William J. Severance               Accounting Officer)