Form 10-Q
period 2000-09-30
HOME SHOPPING NETWORK INC
filed 2000-11-14
CIK 791024

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 14, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                   -------------------   -----------------------
                                                     2000       1999        2000         1999
                                                   --------   --------   ----------   ----------
                                                                  (IN THOUSANDS)
NET REVENUES
  Networks and television production.............  $336,047   $307,094   $1,105,688   $  955,032
  Electronic retailing...........................   426,549    314,718    1,243,756      941,467
  Interactive....................................     5,147      6,660       17,555       21,489
  Electronic commerce and services...............     2,524        543        5,121        1,731
  Emerging networks..............................     8,591        266       12,862          693
  Other..........................................       509         --        1,568        6,894
                                                   --------   --------   ----------   ----------
    Total net revenues...........................   779,367    629,281    2,386,550    1,927,306
                                                   --------   --------   ----------   ----------
Operating costs and expenses:
  Cost of sales..................................   280,851    206,406      823,741      634,100
  Program costs..................................   146,000    147,549      485,037      466,896
  Selling and marketing..........................    97,940     74,121      280,928      209,859
  General and administrative.....................    72,022     60,080      227,121      173,876
  Other operating costs..........................    33,391     22,081       90,343       66,400
  Amortization of cable distribution fees........     8,845      6,938       25,335       19,214
  Depreciation and amortization..................    58,971     44,058      154,945      130,620
                                                   --------   --------   ----------   ----------
    Total operating costs and expenses...........   698,020    561,233    2,087,450    1,700,965
                                                   --------   --------   ----------   ----------
    Operating profit.............................    81,347     68,048      299,100      226,341
Other income (expense):
  Interest income................................     5,283     12,636       19,195       31,959
  Interest expense...............................    (6,329)   (21,066)     (24,807)     (61,685)
  Gain on sale of securities.....................        --     39,451           --       89,721
  Other, net.....................................    70,575       (779)      66,567          879
                                                   --------   --------   ----------   ----------
                                                     69,529     30,242       60,955       60,874
                                                   --------   --------   ----------   ----------
Earnings before income taxes and minority
interest.........................................   150,876     98,290      360,055      287,215
Income tax expense...............................   (34,205)   (18,080)     (76,498)     (52,234)
Minority interest................................   (82,474)   (58,973)    (204,986)    (173,673)
                                                   --------   --------   ----------   ----------
NET EARNINGS.....................................  $ 34,197   $ 21,237   $   78,571   $   61,308
                                                   ========   ========   ==========   ==========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
                                          ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................   $  135,335      $  247,474
Accounts and notes receivable, net of allowance of $48,734
  and $33,317, respectively.................................      453,277         381,175
Inventories, net............................................      553,677         432,520
Investments held for sale...................................        2,062              --
Deferred income taxes.......................................           --          12,077
Other current assets, net...................................       28,267           8,542
                                                               ----------      ----------
Total current assets........................................    1,172,618       1,081,788
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................      133,148         123,606
Buildings and leasehold improvements........................       66,050          59,074
Furniture and other equipment...............................       71,249          67,246
Land........................................................       10,275          10,246
Projects in progress........................................       19,948          31,736
                                                               ----------      ----------
                                                                  300,670         291,908
Less accumulated depreciation and amortization..............      (66,643)        (79,350)
                                                               ----------      ----------
                                                                  234,027         212,558
OTHER ASSETS
Intangible assets, net......................................    5,204,280       5,029,769
Cable distribution fees, net ($30,235 and $35,181,
  respectively, to related parties).........................      146,155         130,988
Long-term investments.......................................       37,272          93,742
Notes and accounts receivable, net ($3,283 and $2,562,
  respectively, from related parties).......................       29,121          19,506
Inventories, net............................................      182,422         154,497
Advances to USAI and subsidiaries...........................      443,098         410,107
Deferred income taxes.......................................       70,308          61,755
Deferred charges and other, net.............................       39,494          36,934
                                                               ----------      ----------
                                                               $7,558,795      $7,231,644
                                                               ==========      ==========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations.................   $   20,829      $    3,758
Accounts payable, trade.....................................      139,149         147,864
Obligations for program rights and film costs...............      295,561         265,235
Cable distribution fees payable ($18,431 and $18,733,
  respectively, to related parties).........................       28,993          43,993
Deferred revenue............................................       63,684          47,536
Deferred income taxes.......................................       13,383              --
Other accrued liabilities...................................      357,267         271,846
                                                               ----------      ----------
Total current liabilities...................................      918,866         780,232
LONG-TERM OBLIGATIONS (NET OF CURRENT MATURITIES)...........      525,406         527,339
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, NET OF
  CURRENT...................................................      279,260         256,260
OTHER LONG-TERM LIABILITIES.................................       76,602          81,156
MINORITY INTEREST...........................................    4,466,216       4,244,114
COMMITMENTS AND CONTINGENCIES...............................           --              --
STOCKHOLDERS' EQUITY
Common Stock................................................    1,221,408       1,221,408
Additional paid-in capital..................................       70,312          70,312
Retained earnings...........................................       11,225          50,823
Accumulated other comprehensive income......................      (10,500)             --
                                                               ----------      ----------
Total stockholders' equity..................................    1,292,445       1,342,543
                                                               ----------      ----------
                                                               $7,558,795      $7,231,644
                                                               ==========      ==========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                                                                         ACCUMULATED
                                                               ADDITIONAL   RETAINED        OTHER
                                                    COMMON      PAID-IN     EARNINGS    COMPREHENSIVE
                                       TOTAL        STOCK       CAPITAL     (DEFICIT)      INCOME
                                     ----------   ----------   ----------   ---------   -------------
                                                              (IN THOUSANDS)
Balance at December 31, 1999.......  $1,342,543   $1,221,408     $70,312    $  50,823      $     --
  Comprehensive Income:
  Net earnings for the nine months
    ended September 30, 2000.......      78,571           --          --       78,571            --
  Foreign currency translation.....      (2,521)                                             (2,521)
  Increase in unrealized gains in
    available for sale
    securities.....................      (7,979)          --          --           --        (7,979)
                                     ----------
    Comprehensive income...........      68,071
Mandatory tax distribution to LLC
  partners.........................    (118,169)          --          --     (118,169)           --
                                     ----------   ----------     -------    ---------      --------
Balance at September 30, 2000......  $1,292,445   $1,221,408     $70,312    $  11,225      $(10,500)
                                     ==========   ==========     =======    =========      ========

Comprehensive income for the three months ended September 30, 2000 was $27,025.

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $  78,571   $  61,308
ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization.............................    154,945     130,620
  Amortization of cable distribution fees...................     25,335      19,214
  Amortization of program rights and film costs.............    428,537     391,088
  Gain on sale of subsidiary stock..........................   (104,625)         --
  Gain on sale of securities................................         --     (89,721)
  Non-cash compensation.....................................      5,954       1,890
  Equity in (earnings) losses of unconsolidated
    affiliates..............................................     38,260         754
  Minority interest.........................................    204,986     173,673
CHANGES IN CURRENT ASSETS AND LIABILITIES:
  Accounts receivable.......................................    (67,348)     16,205
  Inventories...............................................     (1,615)        375
  Accounts payable..........................................    (28,228)    (43,174)
  Accrued liabilities and deferred revenue..................    103,126      60,120
  Payment for program rights and film costs.................   (528,053)   (410,500)
  Increase in cable distribution fees.......................    (39,251)    (35,624)
  Other, net................................................     20,430       4,082
                                                              ---------   ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES...............    291,024     280,310
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired..........................   (107,934)     (7,500)
Capital expenditures........................................    (49,247)    (43,781)
Increase in long-term investments and notes receivable......    (21,769)    (12,750)
Proceeds from sale of securities............................         --     107,231
Other, net..................................................     (2,806)      6,221
                                                              ---------   ---------
    NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES.....   (181,756)     49,421
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings..................................................     50,029          --
Payment of mandatory tax distribution to LLC partners.......   (118,169)    (52,755)
Principal payments on long-term obligations.................    (44,890)   (252,182)
Repurchase of LLC shares....................................   (129,907)     (7,226)
Proceeds from issuance of LLC shares........................    216,493     401,319
Advances to USAi and subsidiaries...........................   (181,052)   (457,864)
Other.......................................................    (13,309)         --
                                                              ---------   ---------
    NET CASH USED IN FINANCING ACTIVITIES...................   (220,805)   (368,708)
                                                              ---------   ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (602)         --
                                                              ---------   ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................   (112,139)    (38,977)
Cash and cash equivalents at beginning of period............    247,474     234,903
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 135,335   $ 195,926
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

    On July 27, 2000, the Company and Styleclick.com Inc., a leading enabler of e-commerce for manufacturers and retailers ("Styleclick.com"), completed the merger of Internet Shopping Network ("ISN") and Styleclick.com (the "Styleclick Transaction"). See Note 3.

    In connection with the Universal Transaction, the Company formed a new subsidiary, USANi LLC, and contributed the operating assets of the Home Shopping Network services ("HSN") to USANi LLC. Furthermore, USAi contributed Networks and Studios USA to USANi LLC on February 12, 1998.

    The Company is a holding company, the subsidiaries of which are focused on the new convergence of entertainment, information and direct selling.

    The five principal areas of business are:

    - Networks and television production, which includes Networks and Studios USA. Networks operates the USA Network and Sci-Fi Channel cable networks and Studios USA produces and distributes television programming.

    - Electronic retailing, which consists primarily of the Home Shopping Network and America's Store, HSN International and HSN.com, which are engaged in the electronic retailing business.

    - Interactive, which includes Styleclick, Inc. (see Note 3 for more information), a facilitator of e-commerce websites and Internet enabled applications, and the Company's online retailing networks First Auction and First Jewelry.

    - Electronic commerce and services, which primarily represents the Company's customer and e-care businesses.

    - Emerging networks, which primarily represents recently acquired cable television properties Trio and News World International, and SciFi.com, an emerging Internet content and commerce site.

BASIS OF PRESENTATION

    The interim Condensed Consolidated Financial Statements and Notes thereto of the Company are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the twelve months ended December 31, 1999. Certain amounts in the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 1999 have been

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED) reclassified to conform to the 2000 presentation, including all amounts charged to customers for shipping and handling, which are now presented as revenue.

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

NOTE 3--BUSINESS ACQUISITIONS

STYLECLICK TRANSACTION

    On July 27, 2000, USAi and Styleclick.com Inc., a leading enabler of e-commerce for manufacturers and retailers, completed the merger of Internet Shopping Network and Styleclick.com. The entities were merged with a new company, Styleclick, Inc., which owns and operates the combined properties of Styleclick.com and ISN. Styleclick, Inc. is traded on the Nasdaq market under the symbol "IBUY". In accordance with the terms of the agreement, USAi invested $40 million in cash and agreed to contribute $10 million in dedicated media, and received warrants to purchase additional shares of the new company. At closing, Styleclick.com repaid the $10 million of borrowing outstanding under the bridge loan.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 3--BUSINESS ACQUISITIONS (CONTINUED)
    The aggregate purchase price, including transaction costs, of $211.9 million was determined as follows:

Value of portion of Styleclick.com acquired in the merger...  $121,781
Additional cash and promotional investment by USAi..........    50,000
Fair value of outstanding "in the money options" and
  warrants of Styleclick.com................................    37,989
Transaction costs...........................................     2,144
                                                              --------
  Total acquisition costs...................................  $211,914
                                                              ========

    The fair value of Styleclick.com was based on the fair value of $15.78 per share times 7.7 million shares outstanding. Fair value of the shares was determined by taking an average of the opening and closing price of Styleclick.com common stock for the period just before and just after the terms of the transaction were agreed to by the Company and Styleclick.com and announced to the public. In conjunction with the transaction, the Company recorded a pre-tax gain of $104.6 million based upon the 25% of ISN exchanged for 75% of Styleclick.com.

    The Styleclick transaction has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase. The unallocated excess of acquisition costs over net assets acquired of $170.5 million has been allocated to goodwill, which is being amortized over 3 years. Assets and liabilities as of the acquisition date consist of the following:

                                                              (IN THOUSANDS)
                                                              --------------
Current assets..............................................     $ 39,095
Non-current assets..........................................        4,039
Goodwill....................................................      170,526
Current liabilities.........................................        1,746
Non-current liabilities.....................................           --

    The following unaudited pro forma condensed consolidated financial information for the three and nine months ended September 30, 2000 and 1999 is presented to show the results of the Company as if the Styleclick Transaction had occurred on January 1, 1999. The pro forma results reflect certain adjustments, including increased amortization related to goodwill and other intangibles, and are not necessarily indicative of what the results would have been had the transactions actually occurred on January 1, 1999.

                                NINE MONTHS          THREE MONTHS         NINE MONTHS          THREE MONTHS
                                   ENDED                ENDED                ENDED                ENDED
                             SEPTEMBER 30, 2000   SEPTEMBER 30, 2000   SEPTEMBER 30, 1999   SEPTEMBER 30, 1999
                             ------------------   ------------------   ------------------   ------------------
                                                              (IN THOUSANDS)
Net revenues...............      $2,388,439            $779,511            $1,932,458            $630,068
Net income.................          58,021              31,116                49,642              16,574

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 4--INVESTMENTS

    During the quarter and nine months ended September 30, 1999, the Company recognized pre-tax gains of $39.5 and $89.7 million, respectively, on the sale of securities in a publicly traded entity.

NOTE 5--STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2000:

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

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 1999:

    During the nine months ended September 30, 1999, the Company acquired post-production and other equipment through capital leases totaling
$2.5 million.

NOTE 6--INDUSTRY SEGMENTS

    For the three and nine months ended September 30, 2000 and 1999, the Company operated principally in five industry segments: Networks and television production, Electronic retailing, Interactive, Electronic commerce and services and Emerging networks. The Networks and television production segment consists of the cable networks USA Network and Sci-Fi Channel and Studios USA, which produces and distributes television programming. The Electronic-retailing segment consists of Home Shopping Network and America's Store, which are engaged in the sale of merchandise through electronic retailing. The Interactive segment represents Styleclick. The Electronic commerce and services segment primarily represents the Company's customer and e-care businesses. The Emerging networks segment

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 6--INDUSTRY SEGMENTS (CONTINUED)
consists primarily of the recently acquired cable television properties Trio and News World International, which were acquired on May 19, 2000, and SciFi.com, a emerging Internet content and commerce site.

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                   -------------------   -----------------------
                                                     2000       1999        2000         1999
                                                   --------   --------   ----------   ----------
                                                                  (IN THOUSANDS)
Revenue
  Networks and television production.............  $336,047   $307,094   $1,105,688   $  955,032
  Electronic retailing...........................   426,549    314,718    1,243,756      941,467
  Internet services..............................     5,147      6,660       17,555       21,489
  Electronic commerce and services...............     2,524        543        5,121        1,731
  Emerging networks..............................     8,591        266       12,862          693
  Other..........................................       509         --        1,568        6,894
                                                   --------   --------   ----------   ----------
                                                   $779,367   $629,281   $2,386,550   $1,927,306
                                                   ========   ========   ==========   ==========
Operating profit (loss)
  Networks and television production.............  $ 90,394   $ 64,555   $  312,371   $  223,170
  Electronic retailing...........................    21,949     20,553       73,769       55,036
  Internet services..............................   (15,970)    (9,167)     (37,382)     (27,815)
  Electronic commerce and services...............    (4,315)      (645)     (12,260)      (1,576)
  Emerging networks..............................    (2,907)      (787)      (6,669)      (1,885)
  Other..........................................    (7,804)    (6,461)     (30,729)     (20,589)
                                                   --------   --------   ----------   ----------
                                                   $ 81,347   $ 68,048   $  299,100   $  226,341
                                                   ========   ========   ==========   ==========

    The Company operating principally within the United States.

NOTE 7--GUARANTEE OF NOTES

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

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. THREE MONTHS ENDED
  SEPTEMBER 30, 1999

NET REVENUES:

    For the three months ended September 30, 2000, net revenues increased
$150.1 million, or 23.9%, to $779.4 million from $629.3 million compared to 1999 primarily due to increases of $111.8 million, $29.0 million and $8.3 million from the Electronic retailing, Networks and television production and Emerging networks businesses, respectively. As of January 1, 2000, the Company presents the operations of HOT Germany on a consolidated basis whereas the investment was previously accounted for under the equity method of accounting. Revenues for the German operations were $53.8 million in the three months ended September 30, 2000 as compared to $39.5 million in 1999. In addition to the increase resulting from Germany, Home Shopping Network's core domestic business generated increased sales of $52.4 million, including HSN.com, which began operations in late 1999 and generated sales of $8.6 million. The increase in net revenues was offset partially from an increase in the return rate to 20.2% from 19.1% in 1999. The increase in Networks and television production primarily resulted from an increase in advertising and affiliate revenues at USA Network and the Sci-Fi Channel, and increased revenue from Studios USA related principally to television movies and increased production for USA Network and the Sci-Fi Channel.

OPERATING COSTS AND EXPENSES:

    For the three months ended September 30, 2000, total operating costs and expenses increased $136.8 million, or 24.4%, to $698.0 million from $561.2 million compared to 1999, primarily due to increased costs of $105.8 million and $3.3 million from the Electronic retailing and Networks and television production businesses, respectively, higher depreciation and amortization costs of $14.9 million and higher amortization of cable distribution fees of $1.9 million. The increased costs of Electronic retailing and Networks and television production are related to the higher revenue of all of the businesses and the consolidation of the German electronic retailing operations as of January 1, 2000. Depreciation and amortization increased as a result of capital expenditures and acquisitions, including Styleclick.com. Amortization of cable distribution fees increased due to higher cost distribution arrangements.

OTHER INCOME (EXPENSE), NET:

    For the three months ended September 30, 2000, net interest expense decreased by $7.4 million, compared to 1999 primarily due to lower borrowing levels as a result of the repayment of bank debt in prior years from the proceeds of equity transactions involving Universal and Liberty Media Corporation, a subsidiary of AT&T Corporation ("Liberty"). In the three months ended September 30, 2000, the Company realized a pre-tax gain of $104.6 million based upon the exchange of 25% of ISN for 75% of Old Styleclick in the Styleclick Transaction. Also, the Company realized a pre-tax loss of $30.5 million related to the write-off of investments to fair value. In the three months ended September 30, 1999, the Company realized gains of $39.5 million related to the sale of securities.

MINORITY INTEREST:

    Minority interest primarily represents Universal's and Liberty's ownership interest in USANi LLC and the public's ownership interest in Styleclick since July 27, 2000.

INCOME TAXES:

    The Company's effective tax rate, calculated after deducting the effects of USANi LLC minority interest, of 47.9% for the three months ended September 30, 2000 is higher than the statutory rate due to the effects of state taxes and non-deductible goodwill.

NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. NINE MONTHS ENDED SEPTEMBER 30, 1999

NET REVENUES:

    For the nine months ended September 30, 2000, net revenues increased
$459.2 million, or 23.8%, to $2.4 billion from $1.9 billion compared to 1999 primarily due to increases of $302.3 million and $150.7 million from the Electronic retailing and Networks and television production businesses, respectively. As of January 1, 2000, the Company presents the operations of HOT Germany on a consolidated basis whereas the investment was previously accounted for under the equity method of accounting. Revenues for the German operations were $162.2 million in the nine months ended September 30, 2000 as compared to $116.2 million in 1999. In addition to the increase resulting from Germany, Home Shopping Network's core domestic business generated increased sales of $136.0 million due primarily to the increase from the Home Shopping service of $106.8 million and HSN.com, which generated revenue of $20.5 million. Revenue of Studios USA increased due to increased revenues from one-hour dramas, talk shows and movie productions, offset by fewer network pick-ups for comedy productions.

OPERATING COSTS AND EXPENSES:

    For the nine months ended September 30, 2000, total operating costs and expenses increased $386.5 million, or 22.7%, to $2.1 billion from $1.7 billion compared to 1999, primarily due to increased costs of $267.1 million and $62.1 million from the Electronic retailing and Networks and television production businesses, respectively, increased depreciation and amortization of $24.3 million and increased amortization of cable distribution fees of
6.1 million. The increased costs are related to the higher revenue of all of the businesses and the consolidation of the German electronic retailing operations as of January 1, 2000. Depreciation and amortization increased as a result of capital expenditures and acquisitions, including Styleclick. Amortization of cable distribution fees increased due to higher cost distribution arrangements.

OTHER INCOME (EXPENSE), NET:

    For the nine months ended September 30, 2000, net interest expense decreased by $34.1 million, compared to 1999 primarily due to lower borrowing levels as a result of the repayment of bank debt in prior years from the proceeds of equity transactions involving Universal and Liberty Media Corporation, a subsidiary of AT&T Corporation ("Liberty"). In the nine months ended September 30, 2000, the Company realized a pre-tax gain of $104.6 million based upon the exchange of 25% of ISN for 75% of Styleclick.com in the Styleclick Transaction. Also, the Company realized a pre-tax loss of $30.5 million related to the write-off of investments to fair value. In the nine months ended September 30, 1999, the Company realized pre-tax gains of $89.7 million related to the sale of securities. Furthermore, the Company recognized other income of $10.4 million from the reversal of equity losses which were recorded in 1998 as a result of the Universal transaction.

MINORITY INTEREST:

    Minority interest primarily represents Universal's and Liberty's ownership interest in USANi LLC and the public's ownership interest in Styleclick since July 27, 2000.

INCOME TAXES:

    The Company's effective tax rate, calculated after deducting the effects of USANi LLC minority interest, of 48.4% for the nine months ended September 30, 2000 is higher than the statutory rate due to the effects of state taxes and non-deductible goodwill.

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

    At September 30, 2000, the Company's outstanding debt approximated
$546.2 million, substantially all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate.

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

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In the Home Shopping Network Consumer Class Action litigation previously reported in the Company's Form 10-K for the year ended December 31, 1999, the plaintiffs filed an amended class action complaint that, among other things:
(i) added an additional named plaintiff, (ii) added Home Shopping Club LP, Warrantech Helpdesk, Inc., Banctech Service, Inc. and Timespace Internet, Inc. as named defendants, and (iii) removed two individuals as named defendants. On May 9, 2000, Home Shopping Network, Inc. and Home Shopping Club LP (the "HSN Defendants") filed a motion to dismiss the amended complaint. On May 23, 2000, the Cook County Circuit Court addressed the HSN Defendants' motion to dismiss by entering an Order that, in pertinent part, required the plaintiffs to file a second amended complaint. On June 6, 2000, the plaintiffs filed a second amended class action complaint that, among other things, added an additional named plaintiff and asserted two additional causes of action for negligent misrepresentation and breach of contract. The HSN Defendants have filed an answer and affirmative defenses to the second amended complaint and intend to continue to vigorously defend this action.

    In the World Wrestling Federation litigation, previously reported in the Company's Form 10-Qs for the quarterly periods ended March 31, 2000 and June 30, 2000, the Delaware Supreme Court on September 18, 2000 ruled against USA Cable on appeal of the decision of the Chancery Court. In the opinion of management, this outcome will not have a material adverse effect on the Company.

    In the Marketingworks, Inc. litigation previously reported in the Company's Form 10-K for the year ended December 31, 1999, a status conference was held on October 30, 2000, at which time a trial date of July 3, 2001 was scheduled. In January 2000, Universal/USA removed the case to Federal Court on the basis of copyright preemption and as a result of the fact that Marketingworks sought Federal remedies under the Lanham Act. Although discovery is not yet complete, based on information revealed thus far to Universal/USA, the Company believes this claim is unlikely to present a material liability to the Company.

    On August 25, 2000, RTL Plus Deutschland Fernsehen GMBH & Co. Betriebs-KG, Companie Luxembourgeoise de Telediffusion S.A. and UFA Film--Und Fernseh-GMBH & Co. KG (collectively "RTL") filed a complaint in the Netherlands against Universal Studios International B.V. ("USI"). USI, the international distribution entity of Universal Studios, Inc., has the rights, subject to various exemptions, to distribute internationally certain television programs owned by Studios USA and other USAi entities. The complaint involves a 10-year "output" agreement between RTL and USI, signed July 30, 1996, pursuant to which, among other things, certain television programs owned by Studios USA and other USAi entities are distributed in Germany (the "RTL Output Agreement"). The RTL Output Agreement also includes "co-production" provisions under which RTL acquires an equity interest in certain programs. The complaint, based on equitable doctrines of "mistake of fact" and "unforeseen circumstances," requests the court to modify or nullify RTL's licensing and "co-production" obligations with respect to current television programs. USI currently has until November 22, 2000 to respond to the complaint. Studios USA and its affiliated companies are not parties to the RTL Output Agreement and currently not parties to the pending proceeding. Studios USA and its affiliated entities believe the RTL complaint to be without merit, and intend to vigorously protect their interests.

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

                                                       HOME SHOPPING NETWORK, INC.

                                                       By:               /s/ BARRY DILLER
                                                            -----------------------------------------
                                                                           Barry Diller
                                                                        Chairman and Chief
                                                                        Executive Officer

                SIGNATURE                                  TITLE                        DATE
                ---------                                  -----                        ----
             /s/ BARRY DILLER
    ---------------------------------       Chairman of the Board, Chief          November 14, 2000
               Barry Diller                   Executive Officer and Director

            /s/ MICHAEL SILECK              Senior Vice President and Chief
    ---------------------------------         Financial Officer (Principal        November 14, 2000
              Michael Sileck                  Financial Officer)

         /s/ WILLIAM J. SEVERANCE
    ---------------------------------       Vice President and Controller (Chief  November 14, 2000
           William J. Severance               Accounting Officer)