Form 10-Q
period 2001-03-31
HOME SHOPPING NETWORK INC
filed 2001-05-15
CIK 791024

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 15, 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

    (MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                        Commission File No. 333-71305-03

                            ------------------------

                          HOME SHOPPING NETWORK, INC.

             (Exact name of registrant as specified in its charter)

              DELAWARE                                   59-3490970
  (State or Other Jurisdiction of                      (IRS Employer
   Incorporation or Organization)                  Identification Number)

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

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
NET REVENUES
  Cable and studios.........................................  $437,651   $378,953
  Electronic retailing......................................   455,075    420,217
  Electronic commerce solutions.............................     4,749      1,000
  Styleclick................................................     4,019      6,617
  Emerging networks.........................................     6,162        562
                                                              --------   --------
  Total net revenues........................................   907,656    807,349

Operating costs and expenses:
  Cost of sales and services................................   309,934    280,544
  Program costs.............................................   201,465    165,864
  Selling and marketing.....................................    98,299     88,593
  General and administrative................................    80,954     71,689
  Other operating costs.....................................    34,432     25,724
  Amortization of cable distribution fees...................     8,756      8,223
  Amortization of non-cash compensation.....................     2,512        990
  Depreciation and amortization.............................    56,387     47,738
                                                              --------   --------
  Total operating costs and expenses........................   792,739    689,365
                                                              --------   --------
Operating profit............................................   114,917    117,984
Other income (expense):
  Interest income...........................................    12,910     13,829
  Interest expense..........................................   (17,788)   (16,907)
  Miscellaneous.............................................    (7,075)    (2,479)
                                                              --------   --------
                                                               (11,953)    (5,557)
                                                              --------   --------
Earnings before income taxes and minority interest..........   102,964    112,427
Minority interest expense...................................   (57,496)   (66,010)
Income tax expense..........................................   (20,904)   (24,627)
                                                              --------   --------
Earnings before cumulative effect of accounting change......    24,564     21,790
Cumulative effect of accounting change, net of tax..........     1,901         --
                                                              --------   --------
NET EARNINGS................................................  $ 26,465   $ 21,790
                                                              ========   ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2001          2000
                                                              ----------   ------------
                                                                   (IN THOUSANDS)
                           ASSETS

CURRENT ASSETS
Cash and cash equivalents...................................  $   84,089    $   71,816
Accounts and notes receivable, net of allowance of $61,969
  and $50,646, respectively.................................     489,772       519,365
Inventories, net............................................     385,130       396,523
Investments held for sale...................................         500           750
Deferred income taxes.......................................      15,909        17,448
Other current assets, net...................................      22,857        18,024
                                                              ----------    ----------
  Total current assets......................................     998,257     1,023,926
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................     146,127       143,559
Buildings and leasehold improvements........................      76,802        71,979
Furniture and other equipment...............................      82,134        76,623
Land........................................................      10,296        10,281
Projects in progress........................................      28,670        32,747
                                                              ----------    ----------
                                                                 344,029       335,189
  Less accumulated depreciation and amortization............     (99,943)      (83,549)
                                                              ----------    ----------
                                                                 244,086       251,640
OTHER ASSETS
Intangible assets, net......................................   4,987,638     5,023,735
Cable distribution fees, net................................     151,371       159,473
Long-term investments.......................................      36,919        29,187
Notes and accounts receivable, net ($40,585 and $22,575,
  respectively, from related parties).......................      71,251        33,571
Inventories, net............................................     459,388       430,215
Advances to USAI and subsidiaries...........................     554,299       547,292
Deferred charges and other, net.............................      43,731        44,011
                                                              ----------    ----------
                                                              $7,546,940    $7,543,050
                                                              ----------    ----------

              LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term obligations.................  $   24,177    $   20,053
Accounts payable, trade.....................................     135,488       201,484
Obligations for program rights and film costs...............     295,469       283,812
Cable distribution fees payable.............................      33,068        33,598
Deferred revenue............................................      53,867        41,335
Other accrued liabilities...................................     326,739       351,331
                                                              ----------    ----------
Total current liabilities...................................     868,808       931,613
LONG-TERM OBLIGATIONS (NET OF CURRENT MATURITIES)...........     537,668       504,063
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, net of
  current...................................................     279,909       295,210
OTHER LONG-TERM LIABILITIES.................................      76,807        81,925
DEFERRED INCOME TAXES.......................................      22,080        25,821
MINORITY INTEREST...........................................   4,487,201     4,420,252
COMMITMENTS AND CONTINGENCIES...............................          --            --
STOCKHOLDER'S EQUITY
Common stock................................................   1,221,408     1,221,408
Additional paid-in capital..................................      70,312        70,312
Retained earnings...........................................      (6,595)       (2,320)
Accumulated other comprehensive loss........................     (10,658)       (5,234)
                                                              ----------    ----------
  Total stockholder's equity................................   1,274,467     1,284,166
                                                              ----------    ----------
                                                              $7,546,940    $7,543,050
                                                              ----------    ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                                           ACCUMULATED
                                                                 ADDITIONAL   RETAINED        OTHER
                                                      COMMON      PAID-IN     EARNINGS    COMPREHENSIVE
                                         TOTAL        STOCK       CAPITAL     (DEFICIT)      INCOME
                                       ----------   ----------   ----------   ---------   -------------
                                                                (IN THOUSANDS)
BALANCE AT DECEMBER 31, 2000.........  $1,284,166   $1,221,408     $70,312    $ (2,320)     $  (5,234)
Comprehensive Income:
  Net earnings for the three months
    ended March 31, 2001.............      26,465           --          --      26,465             --
  Foreign currency translation.......      (5,271)                                             (5,271)
  Increase in unrealized gains in
    available for sale securities....        (153)          --          --          --           (153)
                                       ----------
  Comprehensive income...............      21,041
  Mandatory tax distribution to LLC
    partners.........................     (30,740)          --          --     (30,740)            --
                                       ----------   ----------     -------    --------      ---------
BALANCE AT MARCH 31, 2001............  $1,274,467   $1,221,408     $70,312    $ (6,595)     $ (10,658)
                                       ==========   ==========     =======    ========      =========

    Accumulated other comprehensive income is comprised of unrealized gains on available for sale securities of $(5,800) and $(5,647) at March 31, 2001 and December 31, 2000, respectively and foreign currency translation adjustments of $(4,858) and $413 at March 31, 2001 and December 31, 2000, respectively.

    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $  26,465   $  21,790
ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
  Depreciation and amortization.............................     56,387      47,738
  Amortization of cable distribution fees...................      8,756       8,223
  Amortization of program rights and film costs.............    175,966     143,468
  Cumulative effect of accounting change....................     (1,901)         --
  Non-cash compensation.....................................      2,512         990
  Amortization of deferred financing costs..................        465         935
  Equity in losses of unconsolidated affiliates.............      4,773       2,788
  Minority interest expense.................................     57,496      66,010
CHANGES IN CURRENT ASSETS AND LIABILITIES:
  Accounts receivable.......................................     (3,805)       (767)
  Inventories...............................................     18,463      21,921
  Accounts payable..........................................    (65,919)     (9,225)
  Accrued liabilities and deferred revenue..................     11,486      33,999
  Payment for program rights and film costs.................   (215,251)   (166,028)
  Increase in cable distribution fees.......................       (732)    (18,591)
  Other, net................................................     (4,410)     18,644
                                                              ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................     70,751     171,895
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired........................     (2,348)     (3,997)
  Capital expenditures......................................    (19,025)    (17,010)
  Increase in long-term investments and notes receivable....    (30,619)     (1,853)
  Advance to Styleclick.....................................          -      (5,000)
  Other, net................................................     (3,957)     (4,458)
                                                              ---------   ---------
NET CASH USED IN INVESTING ACTIVITIES.......................    (55,949)    (32,318)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings................................................     40,244      19,514
  Intercompany..............................................    (30,943)     (2,673)
  Payment of mandatory tax distribution to LLC partners.....    (30,737)   (118,169)
  Principal payments on long-term obligations...............     (2,433)    (16,162)
  Repurchase of LLC shares..................................       (646)    (34,419)
  Proceeds from issuance of LLC shares......................     29,495      14,485
  Other.....................................................     (5,829)     (7,550)
                                                              ---------   ---------
NET CASH USED IN FINANCING ACTIVITIES.......................       (849)   (144,974)
  Effect of exchange rate changes on cash and cash
    equivalents.............................................     (1,680)       (299)
                                                              ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     12,273      (5,696)
  Cash and cash equivalents at beginning of period..........     71,816     247,474
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  84,089   $ 241,778
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

    - EMERGING NETWORKS, consists primarily of the recently acquired cable television properties Trio and News World International, which were acquired on May 19, 2000, and SciFi.com. an emerging Internet content and commence site.

BASIS OF PRESENTATION

    The interim Condensed Consolidated Financial Statements and Notes thereto of the Company are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the twelve months ended December 31, 2000.

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

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

    Significant estimates underlying the accompanying consolidated financial statements include the inventory carrying adjustment, program rights and film cost amortization, sales return and other revenue allowances, allowance for doubtful accounts, recoverability of intangibles and other long-lived assets, estimates of film revenue ultimates and various other operating allowances and accruals.

NEW ACCOUNTING PRONOUNCEMENTS

    The Company adopted SOP 00-2, ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS ("SOP 00-2") during the three months ended March 31, 2001. SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. This compares to the Company's previous policy of first capitalizing these costs and then expensing them over the related revenue streams. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which was required under the previous accounting rules. SOP 00-2 also requires all film costs to be classified in the balance sheet as non-current assets. Provisions of SOP 00-2 in other areas, such as revenue recognition, generally are consistent with the Company's existing accounting policies.

    SOP 00-2 was adopted as of January 1, 2001, and the Company recorded a one-time, non-cash after-tax benefit of $1.9 million. The benefit is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

RECLASSIFICATIONS

    Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 2001 presentation, including all amounts charged to customers for shipping and handling, which are now presented as revenue.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Form 10-K") for a summary of all significant accounting policies.

NOTE 3--BUSINESS ACQUISITIONS

STYLECLICK TRANSACTION

    On July 27, 2000, USAi and Styleclick.com Inc., an enabler of e-commerce for manufacturers and retailers, completed the merger of Internet Shopping Network and Styleclick.com. The entities were merged with a new company, Styleclick, Inc., which owns and operates the combined properties of Styleclick.com and ISN. Styleclick, Inc. class A common stock is traded on the Nasdaq market under the symbol "IBUY". In accordance with the terms of the agreement, USAi invested $40 million in cash and agreed to contribute $10 million in dedicated media, and received warrants to purchase additional

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 3--BUSINESS ACQUISITIONS (CONTINUED) shares of the new company. At closing, Styleclick.com repaid the $10 million of borrowing outstanding under a bridge loan made by USAi.

    The aggregate purchase price, including transaction costs, was $211.9 million.

    In conjunction with the transaction, the Company recorded a pre-tax gain of $104.6 million based upon the 25% of ISN exchanged for 75% of Styleclick.com.

    The Styleclick transaction has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase. The unallocated excess of acquisition costs over net assets acquired of $170.2 million was allocated to goodwill, and was initially being amortized over 3 years. Assets and liabilities as of the acquisition date consist of the following:

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

    The following unaudited pro forma condensed consolidated financial information for the three months ended March 31, 2000 is presented to show the results of the Company as if the Styleclick Transaction had occurred on January 1, 2000. The pro forma results reflect certain adjustments, including increased amortization related to goodwill, and are not necessarily indicative of what the results would have been had the transactions actually occurred on January 1, 2000.

                                                              THREE MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                                  2000
                                                              ------------
Net revenues................................................    $808,601
Net income..................................................      15,788

NOTE 4--STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE THREE MONTHS ENDED
  MARCH 31, 2000:

    On January 20, 2000, the Company completed its acquisition of Ingenious Designs, Inc. ("IDI"), by issuing approximately 190,000 shares of USAi common stock for all the outstanding stock of IDI, for a total value of approximately $5.0 million.

NOTE 5--INDUSTRY SEGMENTS

    The Company operates principally in five industry segments: Cable and studios, Electronic retailing, Electronic commerce solutions, Styleclick and Emerging networks. The Cable and studios segment consists of the cable networks USA Network and Sci Fi Channel and Studios USA, which produces and distributes television programming. The Electronic-retailing segment consists of Home Shopping Network, America's Store, HSN International and HSN Interactive, including HSN.com,

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 5--INDUSTRY SEGMENTS (CONTINUED)
which are engaged in the sale of merchandise through electronic retailing. The Electronic commerce solutions segment primarily represents the Company's customer and e-care businesses. The Styleclick segment represents
Styleclick, Inc., a facilitator of e-commerce websites and Internet enabled applications which includes the Company's online retailing networks. The Emerging networks segment consists primarily of the recently acquired cable television properties Trio and NewsWorld International, which were acquired on May 19, 2000, and SciFi.com, an emerging Internet content and commerce site.

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
REVENUE
Cable and studios...........................................  $437,651   $378,953
Electronic retailing........................................   455,075    420,217
Electronic commerce solutions...............................     4,749      1,000
Styleclick..................................................     4,019      6,617
Emerging networks...........................................     6,162        562
                                                              --------   --------
                                                              $907,656   $807,349
                                                              ========   ========

OPERATING PROFIT (LOSS)
Cable and studios...........................................  $134,603   $110,787
Electronic retailing........................................    14,073     30,012
Electronic commerce solutions...............................    (6,590)    (3,923)
Styleclick..................................................   (13,048)    (7,871)
Emerging networks...........................................    (4,356)    (2,266)
Corporate and other.........................................    (9,765)    (8,755)
                                                              --------   --------
                                                              $114,917   $117,984
                                                              ========   ========

NOTE 6--GUARANTEE OF NOTES

    On November 23, 1998, USAi and the USANi LLC completed an offering of $500.0 million 6 3/4% Senior Notes due 2005 (the "Old Notes"). In May 1999, the Old Notes were exchanged in full for $500.0 million of new 6 3/4% Senior Notes due 2005 (the "Notes") that have terms that are substantially identical to the Old Notes. Interest is payable on the Notes on May 15 and November 15 of each year, commencing May 15, 1999. The Notes are jointly, severally, fully and unconditionally guaranteed by certain subsidiaries of USAi, including Holdco, and all of the subsidiaries of the Company (other than subsidiaries that are, individually and in the aggregate, inconsequential to the Company on a consolidated basis) (collectively, the "Subsidiary Guarantors"). All of the Subsidiary Guarantors (other than Holdco) (the "Wholly Owned Subsidiary Guarantors") are wholly owned, directly or indirectly, by USAi or the Company, as the case may be.

    Separate financial statements for each of the Wholly Owned Subsidiary Guarantors are not presented and such Wholly Owned Subsidiary Guarantors are not filing separate reports under the Securities Exchange Act of 1934 because USAi's and the Company's management has determined that the information contained in such documents would not be material to investors. The Company and its subsidiaries have no material restrictions on their ability to transfer amounts to fund USAi's operations.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

    Home Shopping Network, Inc. (the "Company" or "Holdco") is a holding company, whose subsidiary, USANi LLC, is engaged in diversified media and electronic commerce businesses. In December 1996, the Company consummated a merger with USA Networks, Inc. ("USAi"), and became a subsidiary of USAi (the "Home Shopping Merger").

    On July 27, 2000, the Company and Styleclick.com Inc., an enabler of e-commerce for manaufacturers and retailers, completed the merger of Internet Shopping Network ("ISN") and Styleclick.com (the "Styleclick Transaction"). The Styleclick Class A common stock is quoted on the Nasdaq Stock Market under the symbol "IBUY".

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

    - EMERGING NETWORKS, consists primarily of the recently acquired cable television properties Trio and NewsWorld International, which were acquired on May 19, 2000, and SciFi.com. an emerging Internet content and commence site.

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

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 VS. THREE MONTHS ENDED MARCH 31, 2000

NET REVENUES

    For the three months ended March 31, 2001 revenues increased by $100.3 million, or 12.4%, to $907.7 million from $807.3 million in 2000 primarily due to increases of $58.7 million, $34.9 million and $5.6 million from the Cable and studios, Electronic retailing and Emerging networks businesses, respectively, partially offset by a decrease in the Styleclick business of $2.6 million.

    Cable and studios increased by $58.7 million, or 15.5%, to $437.7 million from $379.0 in 2000. The increase resulted from an increase in advertising revenues at USA Network and Sci Fi Channel, including the satisfaction of makegood liabilities at a higher level in Q1 2001. Affiliate revenues increased at both networks due to a higher number of subscribers as compared to the prior year. Net revenues at Studios USA increased significantly due to increased drama productions for the broadcast networks and increased productions for USA Network and Sci Fi Channel. Note that Studios USA defers revenue recognition for internally produced series for USA Network and Sci Fi Channel until the product is aired on the networks.

    Electronic retailing increased by $34.9 million, or 8.3%, to $455.1 million from $420.2 million in 2000. The increase primarily resulted from Home Shopping Network's domestic business, which generated increased sales of $26.9 million, including increased sales of $14.2 million from HSN.com. Electronic retailing operations in Germany generated increased sales of $7.3 million, although sales were hindered by the conversion to a new order management system, which delayed certain shipments. Total units shipped increased to 8.4 million units compared to 8.3 million units in 2000, while the average price point increased as a result of product mix. Furthermore, the return rate decreased to 20.0% from 20.9% in 2000.

    Emerging networks increased primarily due to the acquisition of Trio and NewsWorld International, which were acquired on May 19, 2000, which accounted for $5.0 million of the increase.

    Styleclick net revenues for the three months ended March 31, 2001 decreased by $2.6 million to $4.0 million compared to $6.6 million in 2000. Revenue from the auction sites decreased due to the shut-down of the First Jewelry site. In connection with its increased focus on its e-commerce service provider business, Styleclick has significantly reduced its online retailing networks business.

OPERATING COSTS AND EXPENSES

    For the three months ended March 31, 2001, total operating costs and expenses increased $103.4 million, or 15.0%, to $792.7 million from $689.4 million compared to 2000, primarily due to increased operating costs of $46.7 million, $34.0 million, $6.3 million and $5.0 million from the Electronic retailing, Cable and studios, Electronic commerce solutions and Emerging networks businesses, respectively, increased depreciation and amortization of $8.6 million, and increased amortization of cable distribution fees of $.5 million. The increased costs are related to the higher revenue of all of the businesses and increased start-up costs for electronic commerce solutions and emerging businesses. Depreciation and amortization increased as a result of capital expenditures and acquisitions, including Styleclick, NWI and Trio. Amortization of cable distribution fees increased due to higher cost distribution arrangements.

OTHER INCOME (EXPENSE)

    For the three months ended March 31, 2001, net interest expense increased by $1.8 million, compared to 2000 primarily due to lower short-term investment levels. Other expense increased $4.6 million due primarily to higher equity losses in unconsolidated subsidiaries.

MINORITY INTEREST

    Minority interest primarily represents Universal's and Liberty's ownership interest in USANi LLC, the public's ownership interest in Styleclick since July 27, 2000 and partners interest in HOT Germany, which the Company began to consolidate as of January 1, 2000.

INCOME TAXES

    The Company's effective tax rate of 48.4% for the three months ended March 31, 2001 is higher than the statutory rate due to the effects of state taxes and non-deductible goodwill.

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

    At March 31, 2001, the Company's outstanding debt approximated $561.8 million, substantially all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate.

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

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In the Urban litigation, previously reported in the Company's Form 10-K for the year ended December 31, 2000, on April 6, 2001, the U.S. Bankruptcy Court for the Eastern District of Virginia approved a sale of Urban Broadcasting Corporation's ("Urban") assets for the sum of $60,000,000. If the sale closes, the proceeds therefrom will be sufficient to pay all of Urban's creditors in full, including USA Station Group of Virginia, Inc.'s ("USA-SGV") judgment claim, and leave substantial funds for distribution to Urban's equity holders. At this time, it is not possible to predict when USA-SGV's claim will be paid or the timing and amount of any distribution USA-SGV will receive as a shareholder in Urban.

    In the Marketingworks litigation, previously reported in the Company's
Form 10-K for the year ended December 31, 2000, the parties have reached a settlement. Formal drafts are being exchanged and the parties expect to conclude the matter by the end of the month. The Company does not believe that the outcome of this litigation will have a material impact on its financial results.

    In the ordinary course of business, the Company and its subsidiaries are parties to litigation involving property, personal injury, contract and other claims. The amounts that may be recovered in these matters may be subject to insurance coverage. Although amounts recovered in litigation are not expected to be material to the financial position or operations of the Company, this litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm our business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
 3.1                    Restated Certificate of Incorporation of USAi, filed as
                        Exhibit 3.1 to USAi's Quarterly Report on Form 10-Q for the
                        fiscal quarter ended June 30, 2000, is incorporated herein by reference.

 3.2 Amended and Restated By-Laws of USAi, filed as Exhibit 3.1 to USAi's Form 8-K, dated January 9, 1998, is incorporated herein by reference.

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

 3.5                    Certificate of Formation of USANi LLC, filed as Exhibit 3.3 to USANi LLC's Registration Statement on Form S-4
                        (No. 333-71302), is incorporated herein by reference.

 3.6                    Amended and Restated Limited Liability Company Agreement of
                        USANi LLC, filed as Exhibit 10.59 to USAI's Annual Report on
                        From 10-K for the fiscal year ended December 31,1997, is
                        incorporated herein by reference.

    (b) Reports on Form 8-K filed during the quarter ended March 31, 2001.

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2001                                           HOME SHOPPING NETWORK, INC.

                                                       By:               /s/ BARRY DILLER
                                                            -----------------------------------------
                                                                           Barry Diller
                                                               Chairman and Chief Executive Officer

                     SIGNATURE                                   TITLE                     DATE
                     ---------                                   -----                     ----
                 /s/ BARRY DILLER                    Chairman of the Board, Chief
     ----------------------------------------          Executive Officer and           May 15, 2001
                   Barry Diller                        Director

                                                     Senior Vice President and
                /s/ MICHAEL SILECK                     Chief Financial Officer
     ----------------------------------------          (Principal Financial            May 15, 2001
                  Michael Sileck                       Officer)

             /s/ WILLIAM J. SEVERANCE
     ----------------------------------------        Vice President and Controller     May 15, 2001
               William J. Severance                    (Chief Accounting Officer)