Form 10-K405
period 2001-12-31
HOME SHOPPING NETWORK INC
filed 2002-04-01
CIK 791024

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 1, 2002

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                            ------------------------

                          HOME SHOPPING NETWORK, INC.

             (Exact name of registrant as specified in its charter)

                            ------------------------

                        COMMISSION FILE NO. 333-71305-01

            DELAWARE                     59-2649518
  (State or other jurisdiction        (I.R.S. Employer
of incorporation or organization)   Identification No.)

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 15, 2002: Not applicable; all of the voting stock of the Registrant is held by affiliates.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                          PAGE
                                                                        --------
                                     PART I

Item 1.   Business....................................................      3

Item 2.   Properties..................................................     24

Item 3.   Legal Proceedings...........................................     25

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     30

Item 6. Not required under reduced disclosure format as contemplated by General Instruction I to Form 10-K.

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     30

Item 7a.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................     39

Item 8.   Consolidated Financial Statements and Supplementary Data....     41

Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................     67

                                    PART III

          Not required under reduced disclosure format as contemplated by General Instruction I to Form 10-K.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................     67

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

    On December 17, 2001, USA Networks, Inc. ("USA") and Vivendi Universal, S.A. ("Vivendi") announced a transaction (the "Vivendi Transaction") in which USA's Entertainment Group, consisting of USA Cable, Studios USA, and USA Films, would be contributed to Vivendi Universal Entertainment LLLP, a new joint venture to be controlled by Vivendi ("VUE").

    Upon closing of the Vivendi Transaction, USA will be renamed USA Interactive and will be focused on integrating interactive assets across multiple lines of business. Home Shopping Network, Inc. ("Holdco" or the "Company"), through its subsidiary, USANi LLC, is organized into two groups, the Interactive Group and the Entertainment Group. The Interactive Group consists of Home Shopping Network (including HSN International and HSN.com); Electronic Commerce Solutions; and Styleclick (OTC: IBUY). The Entertainment Group, which will be contributed to VUE, consists of USA Cable, including USA Network and Sci Fi Channel and Emerging networks TRIO, Newsworld International, and Crime; and Studios USA, which produces and distributes television programming.

CORPORATE STRUCTURE AND CONTROLLING SHAREHOLDERS

    HOLDCO. As of February 15, 2002, Liberty owned a 19.9% equity interest (9.2% of the voting power) in Holdco and USA owned the remaining equity and voting interests. Holdco's only asset is its 35.3% interest in USANi LLC. Holdco has a dual-class common stock structure similar to USA's. USA has the contractual right to require the exchange of the Holdco shares held by Liberty for shares of USA. Upon completion of the exchange of Liberty's Holdco shares, Holdco will become a wholly owned subsidiary of USA.

    USANI LLC. As of February 15, 2002, USA owned 9.6% and indirectly through Holdco 35.3% of the outstanding USANi LLC shares, Universal owned 47.4% of the outstanding USANi LLC shares and Liberty owned 7.7% of the outstanding USANi LLC shares. In connection with the Vivendi Transaction, all USANi LLC shares held by Universal and Liberty will either be exchanged for USA shares or cancelled and USANi LLC will become a wholly owned subsidiary of USA. See "Corporate History--Vivendi Transaction."

CORPORATE HISTORY

    Holdco, a Delaware corporation, is a subsidiary of USA. USA's common stock is quoted on the Nasdaq Stock Market under the symbol "USAI".

    UNIVERSAL TRANSACTION

    On February 12, 1998, USA completed the Universal transaction, in which USA acquired USA Networks, a New York partnership (which consisted of USA Network and Sci Fi Channel cable television networks), and the domestic television production and distribution business ("Studios USA") of Universal from Universal. USA paid Universal approximately $1.6 billion in cash ($300 million of which was deferred with interest) and an effective 45.8% interest in USA through shares of USA common stock, USA Class B common stock and shares of USANi LLC, a Delaware limited liability company. The USANi LLC shares, exchangeable for shares of USA's common stock and Class B common stock on a one-for-one basis, are among the shares being cancelled in connection with the Vivendi Transaction described below. Universal is controlled by Vivendi as a result of the combination of Vivendi S.A., The Seagram Company Ltd. ("Seagram") and Canal Plus completed in December 2000. As part of the Universal transaction, USA changed its name to USA Networks, Inc.

    VIVENDI TRANSACTION

    On December 17, 2001, USA announced the Vivendi Transaction, pursuant to which USA would contribute USA's Entertainment Group to VUE, a joint venture with Vivendi, which joint venture would also hold the film, television and theme park businesses of Universal, a subsidiary of Vivendi. Upon consummation of the Vivendi Transaction, the joint venture will be controlled by Vivendi and its subsidiaries, with the common interests owned 93.06% by Vivendi and its subsidiaries, 5.44% by USA and its subsidiaries and 1.5% by Mr. Diller.

    In connection with the Vivendi Transaction, USA and its subsidiaries will receive the following at the closing of the transactions: (i) approximately $1.62 billion in cash, debt-financed by the joint venture, subject to tax-deferred treatment for a 15-year period; (ii) a $750 million face value Class A preferred interest in the joint venture, with a 5% annual paid-in-kind dividend and a 20-year term, to be settled in cash at its then face value at maturity; (iii) a $1.75 billion face value Class B preferred interest in the joint venture, with a 1.4% annual paid-in-kind dividend, a 3.6% annual cash dividend, callable and puttable after 20 years, to be settled by Vivendi at its then face value with a maximum of approximately 43.2 million shares of USA common stock and 13.4 million shares of USA Class B common stock (for a total of 56.6 million USA common shares), provided that Vivendi may substitute cash in lieu of shares of USA common stock (but not USA Class B common stock), at its election; (iv) a 5.44% common interest in VUE, generally callable by Universal after five years and puttable by USA after eight years, which may be settled in either Vivendi stock or cash, at Universal's election; and (v) cancellation of all of Vivendi's USANi LLC interests currently exchangeable into USA common shares, including USANi LLC interests obtained from Liberty in a related transaction (see immediately below).

    In the aforementioned related transaction, Liberty will exchange 7,079,726 shares of USANi LLC for shares of USA common stock, and subsequently transfer to Universal 25,000,000 shares of USA common stock, entities holding its remaining 38,694,982 shares of USANi LLC, as well as the assets and liabilities of Liberty Programming France (which consist primarily of 4,921,250 shares of multiThematiques S.A., a French entity), in exchange for 37,386,436 Vivendi ordinary shares.

    In addition, USA will issue to Universal ten-year warrants to acquire shares of USA common stock as follows: 24,187,094 shares at $27.50 per share; 24,187,094 shares at $32.50 per share; and 12,093,547 shares at $37.50 per share. Barry Diller, USA's chairman and chief executive officer, will receive a common interest in VUE with a 1.5% profit sharing percentage in return for his agreeing to specified non-competition provisions and agreeing to serve as chairman and chief executive officer of the joint venture. USA and Mr. Diller have agreed that they will not compete with Vivendi's television and filmed entertainment businesses (including the joint venture) for a minimum of 18 months. In February 2002, Mr. Diller assigned to three executive officers of USA the right to receive ecomonic interests in a portion of the common interests in VUE that Mr. Diller will receive upon closing of the Vivendi Transaction.

    STYLECLICK TRANSACTION

    On July 27, 2000, USA and Styleclick.com Inc., an enabler of e-commerce for manufacturers and retailers, completed the combination of USA's Internet Shopping Network ("ISN") and Styleclick.com Inc. The new company, which is named Styleclick, Inc. ("Styleclick"), owns and operates the combined properties of Styleclick.com Inc. and ISN. As of December 31, 2001, USA beneficially owned 100% of the outstanding Styleclick Class B common stock, representing 72% of the total common stock of Styleclick and 96% of the total voting power of Styleclick outstanding common stock. On January 25, 2002, Styleclick was delisted from NASDAQ and currently trades over the counter. It continues to incur significant losses that raise substantial doubts about its ability to continue as a going concern.

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

    THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND ASSUMPTIONS, THAT MAY AFFECT THE OPERATIONS, PERFORMANCE, DEVELOPMENT AND RESULTS OF OUR BUSINESS AND INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING:

    - MATERIAL ADVERSE CHANGES IN ECONOMIC CONDITIONS GENERALLY OR IN OUR
      MARKETS;

    - FUTURE REGULATORY AND LEGISLATIVE ACTIONS AND CONDITIONS IN OUR OPERATING AREAS;

    - COMPETITION FROM OTHERS;

    - SUCCESSFUL INTEGRATION OF OUR DIVISIONS' MANAGEMENT STRUCTURES;

    - PRODUCT DEMAND AND MARKET ACCEPTANCE; THE ABILITY TO PROTECT PROPRIETARY INFORMATION AND TECHNOLOGY OR TO OBTAIN NECESSARY LICENSES ON COMMERCIALLY REASONABLE TERMS;

    - THE ABILITY TO EXPAND INTO AND SUCCESSFULLY OPERATE IN FOREIGN MARKETS;

    - OBTAINING AND RETAINING KEY EXECUTIVES AND EMPLOYEES; AND

    - OTHER RISKS AND UNCERTAINTIES AS MAY BE DETAILED FROM TIME TO TIME IN OUR PUBLIC ANNOUNCEMENTS AND FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

    We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

                           DESCRIPTION OF BUSINESSES

USA INTERACTIVE GROUP

HOME SHOPPING NETWORK

    Home Shopping Network sells a variety of consumer goods and services by means of live, customer-interactive electronic retail sales programs that are transmitted via satellite to cable television systems, affiliated broadcast television stations and satellite dish receivers. Home Shopping Network operates three retail sales programs in the United States, each 24 hours a day, seven days a week: HSN and America's Store, in English; and HSE (Home Shopping en Espanol), in Spanish.

    Home Shopping Network's retail sales and programming are intended to promote sales and customer loyalty through a combination of product quality, price and value, coupled with product information and entertainment. HSN and America's Store programs are carried primarily by cable television systems and also by broadcast television stations throughout the country. HSE is carried primarily in markets with significant Spanish speaking populations. All three programs are divided into segments that are televised with a host who presents the merchandise, sometimes with the assistance of a guest representing the product vendor, and conveys information relating to the product. Viewers purchase products by calling a toll-free telephone number. According to Nielsen Media Research, as of December 31, 2001, HSN was available in approximately
82.7 million unduplicated households, including approximately 73.1 million cable households. These numbers were reduced, as shown in the table below, as of January 14, 2002, as a result of the last of the USA stations sold to Univision converting from HSN programming to Univision programming. See "Broadcast Television Distribution" below.

    The following table highlights the changes in the estimated unduplicated television household reach of HSN, by category of access for the year ended December 31, 2001 and through January 14, 2002:

                                                       CABLE(1)(2)   BROADCAST(1)(3)    OTHER      TOTAL
                                                       -----------   ---------------   --------   --------
                                                                  (IN THOUSANDS OF HOUSEHOLDS)
Households -- December 31, 2000......................     65,580          9,860         1,296      76,736
Net additions/(deletions)............................      7,554         (1,208)         (425)      5,921
Households -- December 31, 2001......................     73,134          8,652           871      82,657
(Deletions) after year end due to Disengagement
  (4)................................................     (1,880)        (7,253)            0      (9,133)
Households January 14, 2002..........................     71,254          1,399           871      73,524

------------------------

(1) Households capable of receiving both broadcast and cable transmissions are included under cable and therefore are excluded from broadcast to present unduplicated household reach.

(2) Cable households included 14.7 million and 11.6 million direct broadcast satellite households at December 31, 2001 and 2000, respectively, and therefore are excluded from other.

(3) See "Broadcast Television Distribution" below for a discussion of the disaffiliation of certain stations from HSN in 2001 and 2002.

(4) Households lost as a result of the conversion of the majority owned stations sold to Univision by USA, from HSN programming to Univision programming. HSN believes that the majority of the lost cable households will be recaptured over the next 12 to 18 months. See "Broadcast Television Distribution" below.

    According to industry sources, as of December 31, 2001, there were
105.4 million homes in the United States with a television set, 73.2 million basic cable television subscribers and 871,000 homes with satellite dish receivers, excluding direct broadcast satellite.

    As of December 31, 2001, America's Store reached approximately 8.5 million cable television households, of which 1.2 million were on a part time basis. Of the total cable television households receiving America's Store, 8.2 million also receive HSN.

    As of December 31, 2001, HSE reached approximately 5.8 million Hispanic broadcast television households. This total includes 2.9 million Hispanic households that receive HSE pursuant to an agreement with Mun2 (a national network) that became effective April 1, 2001. For more information, see "--International Home Shopping Network Ventures--SPANISH LANGUAGE NETWORKS."

CUSTOMER SERVICE AND RETURN POLICY

    Home Shopping Network believes that satisfied customers will be loyal and will purchase merchandise on a regular basis. Accordingly, Home Shopping Network has customer service personnel and/or computerized voice response units available to handle calls relating to customer inquiries 24 hours a day, seven days a week. Generally, any item purchased from Home Shopping Network may be returned within 30 days for a full refund of the purchase price, including the original shipping and handling charges.

DISTRIBUTION, DATA PROCESSING AND TELECOMMUNICATIONS

    Home Shopping Network's fulfillment subsidiaries store, service and ship merchandise from warehouses located in Salem, Virginia, Waterloo, Iowa and in a fulfillment facility in Fontana, California that was opened in 2001.

    Home Shopping Network currently operates multiple main frame and distributed computing platforms and has extensive computer systems which track purchase orders, inventory, sales, payments, credit authorization, and delivery of merchandise to customers. During 2001, Home Shopping Network continued to make significant progress upgrading many of its computer systems. These upgrades will continue in 2002 through enhancements to existing systems and roll out of additional key operational systems.

    Home Shopping Network has digital telephone and switching systems and utilizes voice response units, which allow callers to place their orders by means of touch-tone input or to be transferred to an operator.

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

    Home Shopping Network's product offerings include: homegoods, which include consumer electronics, collectibles, housewares, consumables, entertainment, sports and fitness; jewelry; apparel, which includes fashion and accessories; and cosmetics, which consists primarily of cosmetics, skin care and nutritional supplements. For 2001, homegoods, jewelry, apparel and cosmetics accounted for approximately 51%, 25%, 13% and 11%, respectively, of Home Shopping Network's net sales.

    Home Shopping Network liquidates excess inventory through its four outlet stores located in the Tampa Bay and Orlando areas. Damaged merchandise is liquidated by Home Shopping Network through traditional channels.

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

    Home Shopping Network has lease agreements securing full-time use of two transponders on two domestic communications satellites. Each of the transponder lease agreements grants Home Shopping Network "protected" rights. When the carrier provides services to a customer on a "protected" basis, replacement transponders (I.E., spare or unassigned transponders) on the satellite may be used in the event the "protected" transponder fails. Should there be no replacement transponders available, the "protected" customer will displace a "preemptible" transponder customer on the same satellite. The carrier also maintains a protection satellite and should a satellite fail completely, all "protected" transponders would be moved to the protection satellite that is available on a "first fail, first served" basis.

    A transponder failure that would necessitate a move to another transponder on the same satellite would not result in any significant interruption of service to the cable systems and/or television stations which receive HSN, America's Store or HSE. However, a failure that would necessitate a move to another satellite may temporarily affect the number of cable systems and/or television stations that receive HSN, America's Store or HSE, as well as all other programming carried on the failed satellite, because of the need to install equipment or to reorient earth stations.

    The terms of two of the satellite transponder leases utilized by Home Shopping Network are for the life of the satellites, which are projected through November of 2004 for the satellite presently carrying HSN and through May of 2005 for the satellite carrying America's Store and HSE.

    Home Shopping Network's access to two transponders pursuant to long-term agreements would enable it to continue transmission of Home Shopping Network programming should either one of the satellites fail. Although Home Shopping Network believes it is taking every reasonable measure to ensure its continued satellite transmission capability, there can be no assurance that termination or interruption of satellite transmissions will not occur. Such a termination or interruption of service by one or both of these satellites could have a material adverse effect on the operations and financial condition of USA.

    The availability of replacement satellites and transponder time beyond current leases is dependent on a number of factors over which Home Shopping Network has no control, including competition among prospective users for available transponders and the availability of satellite launching facilities for replacement satellites.

    The FCC grants licenses to construct and operate satellite uplink facilities that transmit signals to satellites. These licenses are generally issued without a hearing if suitable frequencies are available. Home Shopping Network has been granted one license for operation of C-band satellite transmission facilities and one license for operation of KU-band satellite transmission facilities on a permanent basis in Clearwater and St. Petersburg, Florida.

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

BROADCAST TELEVISION DISTRIBUTION

    Home Shopping Network has entered into affiliation agreements with television stations to carry HSN, America's Store or HSE programs. As of December 31, 2001, Home Shopping Network had affiliation agreements with 7 full-time, full-power television stations, 33 part-time, full-power television stations and 95 low-power television stations for the carriage of HSN, America's Store or HSE programs. The affiliation agreements have terms ranging from several weeks to several years. All television station affiliates receive an hourly or monthly fixed rate for airing HSN, America's Store or HSE programs. A full-power television station is generally carried by cable operators within the station's coverage area. For more information, see "Regulation--Communications Industry--Must-Carry/Retransmission Consent." Low-power stations are rarely carried by cable systems and may be displaced by broadcast digital television transmissions.

    In addition to these affiliation agreements with independently owned television stations, USA formerly carried HSN on a full-time basis on 10 of its 13 owned and operated full-power television stations (three of the 10 stations did not carry HSN during all of 2001) and 27 low-power television stations. On December 7, 2000, USA entered into an agreement to transfer its 13 full-power television stations and its minority interest in 4 other full-power television stations (three of which carried HSN) to Univision in a series of closings in 2001, with the final payment made in January 2002 and on January 14, 2002, the last of the USA stations converted to Univision programming. Two of the full-power television stations in which USA had a minority interest continue to carry HSN pursuant to affiliation agreements with Home Shopping Network. USA also sold the 27 low-power television stations to Ventana Television, Inc., subject to long-term affiliation agreements with Home Shopping Network, with USA retaining a 25% interest in the low-power television stations.

    As noted in the Company's previous filings, the majority of the USA stations sold to Univision are located in the largest markets in the country and aired HSN on a 24-hour basis. Home Shopping Network entered into agreements with major cable operators in the aforementioned markets under which those cable operators will transition HSN from broadcast to satellite feed upon disaffiliation. Home Shopping Network expects that it will successfully manage the process of disaffiliation. A majority of HSN customers in these markets who receive HSN only through over-the-air broadcast television will not be able to receive HSN unless they subscribe to a cable or satellite service that offers HSN. As a result of switching these markets directly to cable carriage, HSN lost approximately 12 million homes and accordingly, HSN's operating results have been and will be affected. Fortunately, sales from broadcast only homes are much lower than sales from cable homes. As a result, HSN's losses attributable to disengagement are expected to be limited. HSN anticipates losing sales, which translates on a pro forma basis for 2001, of $108 million and Adjusted EBITDA (as defined below in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and which USA previously referred to as "EBITDA") of $15 million. These anticipated losses are consistent with previous disclosures, in which it was stated that disengagement losses would equal approximately 6% of HSN's sales and Adjusted EBITDA. In addition, in order to effectively transfer HSN's distribution to cable (which has been accomplished), USA will incur charges of approximately $100 million in the form of payments to cable operators and related marketing expenses. In effect, this approximately $100 million payment will reduce USA's pre-tax proceeds from the Univision transaction from $1.1 billion to approximately $1 billion. These disengagement costs are excluded from Adjusted EBITDA. Approximately $4.1 million of these costs were incurred in 2001 and $35.9 million are expected to be incurred in 2002. USA believes that its disengagement costs increased to the higher end of USA's anticipated range of costs, since USA was required to achieve a certain portion of disengagement after the Univision announcement and with specified end-dates for continuing broadcast distribution.

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

INTERNATIONAL HOME SHOPPING NETWORK VENTURES

    GERMANY. Home Shopping Network owns 41.9% of H. O. T. Home Order Television AG ("HOT Germany"), a joint venture that operates a German language shopping business that is broadcast 24 hours a day. HOT Germany has now been re-branded as Home Shopping Europe--Germany. Home Shopping Network has entered into a shareholders agreement with another shareholder of HOT Germany, Georg Kofler, which, among other things, provides that Mr. Kofler will vote his shares in HOT Germany, representing approximately 15% of HOT Germany, as directed by Home Shopping Network on certain matters including the election of a majority of the members of the Supervisory Board of HOT Germany. Mr. Kofler may not sell his shares of HOT Germany until December 2003, after which time Home Shopping Network has a right of first refusal with respect to such shares. The other shareholders in HOT Germany are Thomas Kirch, owning approximately 33%, and Quelle AG, owning approximately 10.1%. Home Shopping Network, Georg Kofler and the other shareholders of HOT Germany are currently discussing alternative arrangements with respect to their relationship. Home Shopping Network has guaranteed certain bank loans to Mr. Kofler by agreeing to purchase, at a price not to exceed $50 million, Mr. Kofler's shares in HOT Germany that have been pledged to the banks providing the loans in the event of a default by Mr. Kofler.

    EUROPE. On December 17, 1999, USA entered into an agreement with Thomas and Leo Kirch and Georg Kofler pursuant to which each agreed to cooperate with each other to pursue live televised shopping and related e-commerce opportunities in Europe. Pursuant to this agreement, the parties formed HOT Networks AG, a German stock corporation owned 46.67% by Home Shopping Network ("HOT Networks"), which, through its subsidiaries, operates (as described below) shopping and related businesses in Italy, the UK, Belgium and France and has an interest in a German broadcast station featuring transactional travel and gaming programming. There is currently no voting arrangement in place between Home Shopping Network and Georg Kofler with respect to HOT Networks as there is with respect to HOT Germany, or with any other shareholder of HOT Networks, and, therefore, Home Shopping Network does not control HOT Networks. HOT Networks has incurred net losses in each of its past two fiscal years and will require additional funding for its operations. In addition, HOT Networks has funding obligations with respect to its investment in Euvia, which entity is described below. Each of the international operations is at an early stage of development and the Company can provide no assurance that these businesses will continue at their current levels of operations. Home Shopping Network and the other shareholders of HOT Networks are currently discussing alternative arrangements with respect to their relationship.

        ITALY. Home Shopping Europe S.p.A ("Home Shopping Europe--Italy") broadcasts Italian-language televised shopping programming via an Italian national broadcast network. H.O.T. Home Order Television Europe GmbH ("HOT Europe") owns 87.5% and, as of 2001, Convergenza, a Belgian company, owns 12.5% of Home Shopping Europe-Italy. Home Shopping Network has a 37.2% non-voting equity interest in HOT Europe and HOT Networks, Georg Kofler and Thomas Kirch are also shareholders in that entity, but all voting rights in HOT Europe are held, and HOT Europe is controlled, by Messrs. Kofler and Kirch.

        As of December 31, 2001, Home Shopping Europe--Italy owned 100% of the equity of an entity formerly known as Vallau Italia Promomarket ("VIP") and now called Home Shopping Europe Broadcasting S.p.A. that operates an Italian national broadcast network. VIP had applied for a license to operate a national broadcast network in Italy that was denied by the Italian authorities in May 2000. However, an appeal has been filed and a stay of the government's order issued until the decision to deny the license is reviewed. The stay of the order denying the license allows Home Shopping Europe Broadcasting S.p.A. to continue broadcasting until the appeal is heard and a decision rendered or the stay is dismissed or vacated. There can still be no assurance that Home Shopping Europe Broadcasting S.p.A. will be granted a license in Italy. As of the end of 2001, Home Shopping Europe--Italy was broadcasting 24 hours a day, seven days a week with 11 hours of live programming each day. In the event a national broadcast license or authorization is not granted after the above-mentioned litigation, Home Shopping Europe--Italy would be required to seek alternative means of distributing its programming. Currently, there are limited available means of distributing television programming on a nationwide basis and there can be no assurance that alternative means of distribution can be secured.

        UNITED KINGDOM. In October 2001, HOT Networks started broadcasting English-language televised shopping business called Home Shopping Europe--UK in St. Albans outside London and which is broadcast 24 hours a day, seven days a week in the United Kingdom.

        EUVIA. In 2001, HOT Networks purchased 48.6% of Euvia Media AG & Co. KG ("Euvia"), the primary asset of which is a German broadcast station called Neun Live. Euvia programming includes transactional travel programming under the name "sonnenklar" and other interactive programming. The other two shareholders in Euvia are ProSiebenSat.1 Media (a company controlled by Thomas Kirch) and Christiane zu Salm, CEO of Euvia, with whom HOT Networks has entered into a voting agreement, giving HOT Networks control of Euvia.

        BELGIUM/FRANCE. In 2000, HOT Networks began a French-language televised shopping business that was formerly called "HOT Le Grand Magasin" (now called Home Shopping Europe en Francais) from a facility in Brussels, Belgium and which is broadcast 24 hours a day, seven days a week in Belgium and France.

        BELGIUM/NETHERLANDS. In 2001, HOT Networks also began a Dutch-language televised shopping business that is called Home Shopping Europe en het Nederlands that is produced and broadcast from the same facilities in Brussels, Belgium as Home Shopping Europe en Francais.

    CHINA. In June 2000, Home Shopping Network purchased a 21% take in TVSN (China) Holdings Ltd. and will also have the ability to purchase a larger stake in that company over the next several years. TVSN, through its Chinese partners, broadcasts a televised shopping business 18 hours a day in Mandarin Chinese from facilities in Shanghai, People's Republic of China. TVSN currently reaches over 16 million full-time equivalents households in China.

    JAPAN. In 1997, Home Shopping Network acquired a 30% interest in Jupiter Shop Channel Co. Ltd., a venture based in Tokyo. Jupiter Shop Channel broadcasts televised shopping 24 hours a day, of which 60 hours per week are devoted to live shopping. Jupiter Shop Channel has reached agreements to be available in approximately 3.37 million full-time equivalent households as of December 31, 1999. Liberty Media International, Inc., a subsidiary of Liberty, owns a 50% interest in Jupiter Programming Co. Ltd. that is the 70% shareholder in the venture.

    SPANISH LANGUAGE NETWORKS. During 2001, Home Shopping Network continuedto operate Home Shopping en Espanol (also known as Home Shopping Espanol). At the end of 2001, Home Shopping Espanol was producing nine hours of live programming a day that was aired 24 hours a day, seven days a week in the United States. Puerto Rico: The Company entered an agreement in December 2000 to purchase three television stations in Puerto Rico: WAVB-TV, San Juan, Puerto Rico; WVEO-TV, Aguadilla, Puerto Rico; and WVOZ-TV, Ponce, Puerto Rico. Pursuant to a separate affiliation agreement, the owner of these stations broadcast Home Shopping Espanol's programming from February 1, 2001 through January 7, 2002. On December 14, 2001, prior to closing, the Company terminated the purchase agreement by and in accordance with its terms. The Company has now sued the owner of the stations for the return of the Company's $1.8 million deposit currently held in escrow. The owner of the stations has filed an answer and counterclaim, opposing the Company's right to the return of its deposit and claiming that the Company improperly terminated the purchase agreement. Home Shopping Espanol programming is no longer broadcast on those three stations in Puerto Rico, but is still distributed in approximately 37,000 cable households on the island. Mexico: Home Shopping Espanol began distribution of its programming in Mexico as of the end of May 2001 24 hours a day, seven days a week. Three hours are broadcast live each day from Home Shopping Espanol's studios in St. Petersburg, FL to the Mexican audience. The Company is reviewing its strategic plans for its Spanish Language Networks.

HSN.COM

    Home Shopping Network operates HSN.com as a transactional e-commerce site. HSN.com serves as an alternative store front that allows consumers to shop for merchandise from Home Shopping Network's inventory, rather than just viewing the current product offering on Home Shopping Network's television programming.

    HSN.com offers specialized product shopping areas based on product categories, key brands, guest personalities and other areas of interest. HSN.com also offers editorial and informational content, such as photographs and information about Home Shopping Network show hosts and guest personalities, tips for consumers on improving their lives, customer service and television programming information. HSN.com also offers special features such as streaming video of Home Shopping Network's television programming, and live chats with celebrity guests.

    HSN.com provides Home Shopping Network with a means of reaching additional consumers who may not watch or purchase from its television shopping programming, and to increase total purchases by its existing customers.

    HSN.com was profitable on an operating basis within three months of its launch in 1999, and has grown to become an important selling platform for Home Shopping Network, generating approximately 10% of U.S. sales by the end of 2001, and greater revenue in the final quarter of 2001 than in all of 2000.

USA ELECTRONIC COMMERCE SOLUTIONS

    USA Electronic Commerce Solutions ("ECS") was formed in October 1999 as a wholly owned subsidiary of USA. ECS operates and manages online stores by partnering with third parties with strong brands that are committed to using the Internet as a means of providing content and information to further enhance these brands. Within the context of these brand extensions, ECS creates direct selling experiences online and offline by developing, operating and managing the direct selling environment and infrastructure. ECS' services include fulfillment, customer service and customer care, website e-commerce enablement, merchandising, marketing, catalog distribution and direct sales via television.

    ECS has obtained exclusive electronic commerce rights from the National Hockey League for its NHL.com site; the National Basketball Association for its NBA.com site; Turner Sports Interactive, Inc., a subsidiary of AOL Time Warner, for its NASCAR.com website; SportsLine, Inc. for its CBS SportsLine.com and mvp.com sites; and the PGA Tour for all of its Tour-branded websites, including PGATour.com. Pursuant to multi-year agreements with these partners, ECS (directly and through its relationships with other USA affiliates) provides their respective sites with electronic commerce capability, integrated media and marketing services, database-driven offers and promotion, and, in some cases, catalog production and distribution, in addition to fulfillment, customer service and merchandising services.

STYLECLICK

    Styleclick, a majority owned subsidiary of USA, provides e-commerce technology and services to companies in search of effective and profitable out-sourced online strategies. Styleclick offers such business clients a range of services and products, including website design, product imaging, online sales, and merchandising technologies. Clients' websites are hosted on servers owned or leased by Styleclick and rely on a combination of third party and Styleclick proprietary technology to operate. Styleclick generates revenue from clients via service fees charged for such design, construction, operations and maintenance services.

    In March 2001, Styleclick announced certain changes including a new company organization designed to advance its offering of scalable commerce services. At that time, Styleclick announced that its Board of Directors had elected Lisa Brown to the office of Chief Executive Officer of Styleclick and Robert Halper to the office of President and Chief Operating Officer of Styleclick. Ms. Brown also serves as Chief Executive Officer and President of ECS, and Mr. Halper also serves as Executive Vice President, Operations and Finance, of ECS.

    Styleclick entered into a services agreement with ECS that became effective March 20, 2001. Pursuant to the services agreement, ECS provides certain business operations and financial services to Styleclick at cost. Also pursuant to the services agreement, ECS has agreed to use its reasonable efforts, as determined by ECS, to engage Styleclick to provide ECS's non-affiliated customers with technological services of the type provided by Styleclick to third parties to the extent that Styleclick has the capacity to provide such services itself in a timely manner.

    ECS was Styleclick's largest customer during 2001. During the three months ended December 31, 2001, 98%, of Styleclick's revenues came from ECS as a customer of Styleclick with respect to Styleclick's provision of services to four of ECS' customers: Turner Sports Interactive, Inc., SportsLine.com, Inc., the PGA Tour and the NHL. ECS-related business accounted for 40% of Styleclick's 2001 revenues, and 80% of Styleclick's 2001 revenues exclusive of revenues attributable to FirstJewelry.com and FirstAuction.com, websites which Styleclick shut down in 2001. Styleclick expects that ECS will continue to represent substantially all of Styleclick's revenue in 2002. Accordingly, Styleclick is dependent upon ECS's ability to sell services, including the services provided by Styleclick, to its existing and future customers. However, Styleclick cannot be certain that ECS will use Styleclick's services in any particular instance or at all. ECS's inability to attract new clients, or its decision not to utilize the services of Styleclick, would have a material adverse effect on Styleclick's business, financial condition and results of operations.

    In 2001, Styleclick began to focus on e-commerce services and technology while eliminating its online retail business. During this transition, Styleclick continued to incur significant net losses from continuing operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Styleclick is considering its options with respect to the situation.

                            USA ENTERTAINMENT GROUP

CABLE AND STUDIOS

    USA CABLE

    USA Cable operates four domestic advertiser-supported 24-hour cable television networks, USA Network, Sci Fi Channel, Trio and NewsWorld International ("NWI"). Since its inception in 1977, USA Network has grown into one of the nation's most widely distributed and viewed satellite-delivered television networks. According to Nielsen Media Research, as of December 2001, USA Network was available in approximately 85.2 million U.S. households (81% of the total U.S. households with televisions). For the 2001 year, USA Network tied for the second highest primetime rating of any domestic basic cable network, with an average rating of 1.7 in primetime for the 12-month period (Source: Nielsen Media Research). USA Network is a general entertainment network featuring original series and movies, theatrical movies, off-network television series and major sporting events, designed to appeal to the available audiences during particular viewing hours. In general, USA Network's programming is targeted at viewers between the ages of 25 to 54.

    Sci Fi Channel was launched in 1992. It has been one of the fastest-growing satellite-delivered networks since its inception. According to Nielsen Media Research, as of December 2001, Sci Fi Channel was available in approximately
77 million U.S. households (73% of the total U.S. households with televisions)--making it almost a fully-distributed network. Sci Fi Channel features science fiction, horror, fantasy and paranormal programming. In general, Sci Fi Channel's programming is designed to appeal to viewers between the ages of 25 to 54. According to Nielsen Media Research, Sci Fi Channel averaged a primetime 0.8 rating for calendar year 2001, making it a top ten network in its targeted demographic. The Channel has just entered its second year as the largest provider of original, dramatic series in primetime on cable.

    In addition to the services described above, Sci Fi Channel has its own website, SCIFI.COM, which was launched in 1995. SCIFI.COM is an online science fiction resource, featuring original entertainment, daily news, feature stories, games and special events that focus on science fiction, science fact, fantasy, horror, the paranormal and the unknown.

    Trio and NWI were acquired by USA Cable from the Canadian Broadcasting Corporation ("CBC") and Power Broadcasting Inc. in May 2000. TRIO relaunched in June 2001 as "popular arts television" featuring the best in film, fashion, music, stage and popular culture. NWI is a 24-hour international news channel that presents hourly newscasts every hour as well as long-form contemporary magazine shows. As of December 31, 2001, Trio was available in over 14 million U.S. households and NWI was available in 10 million U.S. households.

    USA Cable's four networks derive virtually all of their revenues from two sources. The first is the per-subscriber fees paid by the cable operators and other distributors. The second is from the sale of advertising time within the programming carried on each of the networks.

    PROGRAMMING AND TRANSMISSION. USA Network's program line-up features original series, produced exclusively for it (E.G., COMBAT MISSIONS, DEAD ZONE) and approximately 10-15 movies also produced exclusively for it each year. USA Network's programming also includes off-network series such as JAG, NASH BRIDGES, WALKER, TEXAS RANGER, LAW& ORDER: SPECIAL VICTIMS UNIT and LAW & ORDER:
CRIMINAL INTENT, and major theatrically-released feature films. USA Network is home to the AFI LIFE ACHIEVEMENT AWARDS, ECO-CHALLENGE, exclusive midweek coverage of the U.S. OPEN TENNIS CHAMPIONSHIPS, THE WESTMINSTER KENNEL CLUB DOG SHOW, and early round coverage of THE MASTERS, the RYDER CUP and major PGA Tour golf events.

    Sci Fi Channel's program lineup includes original programs, such as CROSSING OVER WITH JOHN EDWARD, FARSCAPE, STARGATE: SG-1, and RIVERWORLD. Additionally, Sci Fi features the best of futures past, with popular vintage series ranging from THE TWILIGHT ZONE to LOST IN SPACE to digitally-remastered episodes of the original STAR TREK series. The Channel continuously updates its library with popular sci-fi fare such as the new STRANGE WORLD, THE OUTER LIMITS, TALES FROM THE CRYPT, EARTH: FINAL CONFLICT, and BABYLON 5.

    USA Network and Sci Fi Channel typically enter into long-term agreements for their major off-network series programming. Their original series commitments usually start with less than a full year's commitment (generally, a pilot episode), but contain options for further production over several years. These original productions will include specials, series, and made-for-television movies. USA Network (and to a lesser extent, Sci Fi Channel) acquires theatrical films in both their "network" windows and "pre-syndication" windows. Under these arrangements, the acquisition of such rights is often concluded many years before the actual exhibition of the films begins on the network. Each network's original films start production less than a year prior to their initial exhibition. Both networks typically obtain the right to exhibit both their acquired theatrical films and original films numerous times over multiple year periods.

    TRIO's programming includes exclusive original series and specials as well as acquired series. In 2002, TRIO plans to introduce its first original series, THE SCORE, from legendary producers Phil Ramone and Norman Lear. It also plans several original specials as well as the exclusive national coverage of the 2002 New Orleans Jazz and Heritage Festival. Acquired programs include acclaimed films, classic concerts, pop culture magazines "Media TV," "Hot Type" and "The Designers" as well as iconic, one-of-a-kind series like ROWAN & MARTIN'S LAUGH-IN and the award-winning SESSIONS AT WEST 54TH ST.

    NWI's line-up is anchored at the top of every hour by the newscast, INTERNATIONAL NEWSFIRST, covering the latest news from around the world, including business, sports, weather and entertainment. Throughout the day NWI also features daily world newscasts presently licensed from broadcasters in Mexico, Russia, China, Germany, Japan and Canada, which are presented both in the original language and with an English translation. Under a long-term supply agreement, NWI's programming is produced by CBC in Canada.

    USA Cable's four networks distribute their programming service on a 24-hour per day, seven-day per week basis. All four networks are distributed in all 50 states and Puerto Rico via satellite for distribution by cable television systems and direct broadcast satellite systems and for satellite antenna owners by means of satellite transponders owned or leased by USA Cable. Any cable television system or individual satellite dish owner in the United States and its territories and possessions equipped with standard satellite receiving facilities is capable of receiving USA Cable's services.

    USA Cable has the full-time use of four transponders on two domestic communications satellites. USA Cable has protection in the event of the failure of its transponders. When the carrier provides services to a customer on a "protected" basis, replacement transponders (I.E., spare or unassigned transponders) on the satellite may be used in the event the "protected" transponder fails. Should there be no replacement transponders available, the "protected" customer will displace a "preemptible" transponder customer on the same satellite. The carrier also maintains a protection satellite and should a satellite fail completely, all "protected" transponders would be moved to the protection satellite that is available on a "first fail, first served" basis.

    A transponder failure that would necessitate a move to another transponder on the same satellite would not result in any significant interruption of service to those that receive USA Cable's programs. However, a failure that would necessitate a move to another satellite temporarily may affect the number of cable systems that receive USA Cable programs as well as other programming carried on the failed satellite, because of the need to install equipment or to reorient earth stations. The projected ends of life of the two satellites utilized by USA Cable are January 2005 and March 2006, respectively.

    USA Cable's control of two different transponders on each of two different satellites would enable it to continue transmission of USA Network and Sci Fi Channel should either one of the satellites fail. USA Cable does not have this capability for Trio and NWI. Although USA Cable believes it is taking reasonable measures to ensure its continued satellite transmission capability, there can be no assurance that termination or interruption of satellite transmission will not occur. Such a termination or interruption of service by one or both of these satellites could have a material adverse effect on the operations and financial condition of USA. The availability of replacement satellites and transponders beyond current arrangements is dependent on a number of factors over which USA Cable has no control, including competition among prospective users for available transponders and the availability of satellite launching facilities for replacement satellites.

    Each of the networks enters into agreements with cable operators and other distributors that agree to carry the programming service, generally as part of a package with other advertiser-supported programming services. These agreements are multi-year arrangements, and obligate the distributor to pay USA Cable a fee for each subscriber to the particular programming service. From time to time, a USA Cable network will be distributed on one or more cable systems without a distribution agreement in effect while the parties negotiate a new agreement, a process that may be protracted. While the cessation of carriage by a major cable operator would have a negative impact on the financial results of USA Cable, the Company has successfully managed the distribution agreement process in the past, and believes it will continue to do so.

    STUDIOS USA

    USA, through Studios USA, produces and distributes television programs intended for initial exhibition on television and home video in both domestic and international markets. These productions include original programming for network television and first-run syndication through local television stations. Studios USA also is the exclusive domestic distributor of the Universal television library. In addition to the activities of Studios USA, other USA business units are also engaged in financing and distributing television programs for exhibition on USA Network and Sci Fi Channel.

    Studios USA and its predecessor companies have produced programming for network television since the early 1950s and Studios USA remains a major supplier of network and first-run syndication programming today, including
LAW & ORDER, LAW & ORDER: SPECIAL VICTIMS UNIT, THE DISTRICT, THE JERRY SPRINGER SHOW and MAURY (hosted by Maury Povich). For the 2001/02 broadcast season, Studios USA launched a new series for CBS, THE AGENCY, and two new series for NBC from LAW & ORDER creator, Dick Wolf, entitled LAW & ORDER: CRIMINAL INTENT and CRIME & PUNISHMENT. LAW & ORDER:CRIMINAL INTENT and LAW & ORDER: SPECIAL VICTIMS UNIT have both been renewed for the 2002/03 season, while LAW & ORDER has been ordered through the 2004/05 season.

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

    Several of Studios USA's subsidiary companies are individually and separately engaged in the development and/or production of television programs. Certain of these subsidiaries are also signatories to various collective bargaining agreements within the entertainment industry. The most significant of these are the agreements with the Writers Guild of America ("WGA"), the Directors Guild of America ("DGA") and the Screen Actors Guild ("SAG") which agreements typically have a term of several years and then require re-negotiation. The current WGA agreement expires on May 1, 2004, the DGA agreement expires on June 30, 2005 and the SAG agreement expires on June 30, 2004.

    TELEVISION PRODUCTION CUSTOMERS. Studios USA produces television programs for the U.S. broadcast networks for prime time television exhibition. Certain television programs are initially licensed for network television exhibition in the U.S. and are simultaneously syndicated outside the U.S. Historically, Studios USA customers for network television product have been concentrated with the three oldest major U.S. television networks:ABC, CBS and NBC. In recent years, the Fox Broadcasting Company, UPN and the WB Network have created new networks, decreasing to some extent Studios USA's dependence on ABC, CBS and NBC and expanding the outlets for its network product. Programming consists of various weekly series, including the returning productions LAW & ORDER, LAW &
ORDER: SPECIAL VICTIMS UNIT, THE DISTRICT, two new series from LAW & ORDER creator Dick Wolf, entitled LAW & ORDER: CRIMINAL INTENT and CRIME & PUNISHMENT on NBC and THE AGENCY on CBS. In the initial telecast season, the network license provides for the production of a minimum number of episodes, with the network having the option to order additional episodes for both the current and future television seasons. The success of any one series may be influenced by the time period in which the network airs the series, the strength of the programs against which it competes, promotion of the series by the network and the overall commitment of the network to the series.

    Generally, network licenses give the networks the exclusive right to broadcast new episodes of a given series for a period of time, generally from four to seven years and sometimes with further options thereafter. Recently, series produced by Studios USA have been distributed on a "dual platform" basis. In the case of LAW & ORDER: SPECIAL VICTIMS UNIT and LAW & ORDER: CRIMINAL INTENT, for example, the USA Network shares the initial exhibition "window" with NBC. Studios USA also produces television film product that is initially syndicated directly to independent television stations for airing throughout the broadcast day and to network affiliated stations for non-primetime airing.

    Studios USA has also been distributing programs on a "dual platform" basis in cable and in syndication. For example, INVISIBLE MAN currently is distributed on a dual platform basis on the Sci Fi Channel and in first-run syndication, and commencing with the 2001-02 broadcast season, Sci Fi's CROSSING OVER WITH JOHN EDWARD also has been dual platformed on Sci Fi Channel and in first-run syndication.

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

    Generally, television films produced for broadcast networks or barter syndication (or those financed by USA Cable Entertainment LLC for cable exhibition) provide license fees and/or advertising revenues that cover only a portion of the anticipated production costs. The recoverability of the balance of the production costs and the realization of profits, if any, is dependent upon the success of other exploitation including international syndication licenses, subsequent basic cable and domestic syndication licenses, releases in the home video market, merchandising and other uses. Pursuant to an agreement with Universal which will terminate upon consummation of the Vivendi Transaction, Studios USA has the right to include eligible product in Universal's international free television output and volume agreements with television broadcasters in major international territories. These agreements represent a substantial revenue source for Studios USA.

    DISTRIBUTION. In general, during the initial production years of a primetime series for the broadcast networks (E.G., seasons one to four), domestic network and international revenues fall short of production costs. As a result, the series will likely remain in a deficit position until sold in the domestic syndication market. The series will be available for airing in the off-network syndication market after a network's exclusivity period ends, typically the September following the completion of the third or fourth network season (or the subsequent season if the series were a mid-season order). For a successful series, the syndication sales process generally begins during the second or third network season. The price that a series will command in syndication is a function of supply and demand. Studios USA syndicated series are sold for cash and/or bartered services (I.E., advertising time), typically for a period of at least five years. Barter transactions have played an increasingly important role in the syndication process as they can represent a majority of the distributor's syndication revenue.

    Studios USA distributes its current programming domestically. In addition, Studios USA is the exclusive domestic distributor of Universal's large television library, with programming dating back to the 1950s and including such series as ALFRED HITCHCOCK PRESENTS; THE VIRGINIAN; MARCUS WELBY, M.D.; DRAGNET; COLUMBO; KOJAK; THE ROCKFORD FILES; MURDER SHE WROTE; MAGNUM P.I.; MIAMI VICE; COACH; and NORTHERN EXPOSURE.

    In addition, Universal currently has the exclusive right, with limited exceptions, to distribute all Studios USA programming internationally. In that regard, Universal has entered into several output and volume agreements with international television broadcasters that include programming produced by Studios USA, including agreements in Germany, France, Spain, Italy and the United Kingdom. These agreements generally provide that the licensor in a given territory shall have exclusive first-run free television rights to all Universal or Studios USA product, or alternatively, provide mechanisms by which the licensor generally commits to license a minimum number per year of first-run series and first-run television movies during a specified term in the territory. Pursuant to the terms of the current distribution arrangement between USA and Universal, USA's eligible programming will have the first right to participate in Universal's international output and volume agreements with international television broadcasters. This agreement will be terminated upon consummation of the Vivendi Transaction.

'

                                   REGULATION

    USA and its subsidiaries are subject to various laws and regulations. The following summary does not purport to be a complete discussion of all enacted or pending regulations and policies that may affect USA's businesses. This summary focuses primarily on the enacted federal and state legislation specific to USA's businesses.

COMMUNICATIONS INDUSTRY

    The communications industry, including the operation of television broadcast stations, cable television systems, satellite distribution systems and other multichannel distribution systems and, in some respects, vertically integrated cable programmers, is subject to substantial federal regulation, particularly under the Communications Act of 1934, as amended (the "Communications Act"), and the rules and regulations promulgated thereunder by the Federal Communications Commission ("FCC").

    CABLE PROGRAMMING. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act") prohibits a cable operator from engaging in unfair methods of competition that prevent or significantly hinder competing multichannel video programming distributors from providing satellite-delivered programming to their subscribers. The FCC has adopted regulations to
(1) prevent a cable operator that has an attributable interest, including voting or non-voting stock ownership of at least 5%, in a programming vendor from exercising improper influence over the programming vendor in the latter's dealings with competitors to cable; and (2) to prevent a programmer in which a cable operator has an attributable interest from discriminating among cable operators and other multichannel video programming distributors, including other cable operators.

    Cable television systems are also subject to regulation pursuant to franchises granted by a municipality or other state or local governmental entity.

    BROADCAST TELEVISION LICENSE GRANT AND RENEWAL. The Communications Act provides that a broadcast license, including the licenses controlled by USA affiliates, may be granted to any applicant upon a finding that the public interest, convenience and necessity would be served thereby, subject to limitations. Television stations operate according to broadcasting licenses that are usually granted by the FCC for a maximum permitted term of eight years, subject to renewal upon application to the FCC.

    DIGITAL TELEVISION. The FCC has taken a number of steps to implement digital television service (including high-definition television) in the United States, including the adoption of a final table of digital channel allotments and rules for the implementation of digital television. The table of digital allotments provides each existing television station licensee or permittee with a second broadcast channel to be used during the transition to digital television, conditioned upon the surrender of one of the channels at the end of the digital television transition period. The FCC has set a target date of May 2002 for completion of construction of digital television facilities and 2006 for expiration of the digital transition period, subject to biennial reviews to evaluate the progress of digital television, including the rate of consumer acceptance.

    Material developments in the DTV roll-out could have an impact on Home Shopping Network's business. For example, in the future, low-power television affiliates of Home Shopping Network may have to cease operations due to irremediable interference to or from new digital television allocations.

    MUST-CARRY/RETRANSMISSION CONSENT. Full-power television broadcasters are required to make triennial elections to exercise either "must-carry" or "retransmission consent" rights with respect to their carriage by cable systems in each broadcaster's local market. By electing must-carry rights, a television broadcaster demands carriage on a specified channel on cable systems within its television market (defined by Nielsen as a Designated Market Area (DMA)). Alternatively, if a television broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. Home Shopping Network is affected by the must-carry rules in that cable systems have fewer channels available for cable programming services, such as Home Shopping Network, because of mandatory carriage requirements. The FCC currently is conducting a rulemaking proceeding to determine whether, in certain circumstances, it should require carriage of a television station's digital and analog signals.

    SHVIA. The Satellite Home Viewer Improvement Act ("SHVIA"), which was enacted on November 29, 1999 provides, among other things, for a statutory copyright license to enable satellite carriers to retransmit local television broadcast stations into the stations' respective local markets. SHVIA does not require satellite carriers to deliver local stations into their local market--so-called "local-into-local" service. However, as of January 1, 2002, a satellite carrier that chooses to carry at least one local television broadcast station signal pursuant to the statutory copyright must also carry any other full power local television station in the market that requests carriage. In certain instances, a satellite carrier is not required to carry duplicative signals of commercial television stations serving the same local market. Satellite carriers will be prohibited from providing local-into-local service without the consent or must-carry election of a station, but stations will be obligated to engage in good faith retransmission consent negotiations with the carriers.

    COMMUNITY BROADCASTERS PROTECTION ACT. The Community Broadcasters Protection Act of 1999 (CBPA) established a new Class A television status that offers certain protections to "qualifying" low power television (LPTV) stations from full-power television service. In order to qualify for Class A status, an LPTV station must meet specific criteria contained in the CBPA. Alternatively, the CBPA allows the FCC to grant Class A status to any LPTV station if the FCC finds that such a grant would serve the public interest, convenience and necessity.

    REGULATIONS APPLICABLE TO BROADCAST STATIONS AND CABLE SYSTEMS. Cable television operators also are subject to regulations concerning the commercial limits in children's programming, and closed captioning. The FCC's closed captioning rules, which became effective January 1, 1998, provide for the phased implementation, beginning in the year 2000, of a universal on-screen captioning requirement with respect to the vast majority of video programming. The captioning requirement applies to programming transmitted by broadcast television stations and cable programming networks.

    The FCC has adopted rules that take effect as of April 1, 2002 requiring certain cable networks, among others, to provide an oral description of the video portion of certain programming to benefit the visually impaired. USA Network is one of the cable networks that may need to comply with these regulations.

    As part of a directive in the Telecommunications Act, the broadcast and cable television industries have adopted, and the FCC has approved a voluntary content ratings system which, when used in conjunction with so-called "V-Chip" technology, would permit the blocking of programs with a common rating. The FCC directed that all television receiver models with picture screens 13 inches or greater be equipped with "V-Chip" technology under a phased implementation that began on July 1, 1999. USA cannot predict how changes in the implementation of the ratings system and "V-Chip" technology will affect its business.

OTHER REGULATORY CONSIDERATIONS

    USANi LLC and its subsidiaries are also subject to varying degrees of other government regulation. Increasing concern over consumer privacy, including regulations relating to the use of the Internet with customer care and service, has led to the introduction from time to time of proposed legislation, including at the federal level, that could impact the Company's businesses. The Company cannot predict whether any of these types of legislation will be enacted and what effect, if any, it would have on the Company and its subsidiaries.

              TRADEMARKS, TRADENAMES, COPYRIGHTS AND DOMAIN NAMES

    Holdco regards its domain names and similar intellectual property as critical to its success. Holdco relies on a combination of laws and contractual restrictions with its employees, customers, suppliers, affiliates and others to establish and protect its proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization. In addition, there can be no assurance that others will not independently develop substantially similar intellectual property. Holdco has registered and continues to register, when appropriate, its trade and service marks as they are developed and used, and Holdco vigorously protects its trade and service marks. However, effective trademark protection may not be available or may not be sought by us in every country in which our products and services are made available. Our failure to protect our intellectual property in a meaningful manner could materially adversely affect our business or result in erosion of our brand names.

    From time to time we may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by our company. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm our business.

                                  COMPETITION

USA INTERACTIVE GROUP

HOME SHOPPING NETWORK

    The Home Shopping Network business operates in a highly competitive environment. It is in direct competition with traditional retail merchandisers ranging from large department stores to specialty shops, other electronic retailers, direct marketing retailers such as mail order companies, companies that sell from catalogs, other discount retailers and companies that market through computer technology.

    Home Shopping Network competes with certain other companies which have an affiliation or common ownership with cable operators, which now market merchandise by means of live television. QVC, a competitor of HSN, is controlled by Comcast Corporation. Liberty, which holds a substantial equity interest in USA and USANi LLC, currently owns 43% of QVC, and has entered into a stockholders agreement with Comcast Corporation under which Comcast Corporation controls the day-to-day operations of QVC. A number of other entities are engaged in direct retail sales businesses that utilize television in some form and which target the same markets in which Home Shopping Network operates. Some competitors of the Home Shopping Network business are larger and more diversified than USA.

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

    CHANNEL CAPACITY. In addition, due to a number of factors, including the development of cable operator owned programming, the competition for channel capacity has substantially increased. With the advent of digital cable and new compression technologies on the horizon, this competition for channel capacity may substantially decrease, although additional competitors may have the opportunity to enter the marketplace. No prediction can be made with respect to the viability of these technologies or the extent to which they will ultimately impact the availability of channel capacity. A substantial portion of USA's businesses, including HSN and USA Cable, are affected by changes in channel capacity and competition among programming providers for available channel capacity.

HSN INTERNATIONAL

    HSN competes internationally with traditional retailers, direct marketing retailers and others electronic retailers. There are operators throughout the world that either ofer 24-hour electronic retailing or are using infomercials and small amount of live programming that compete with HSN's international operations.

HSN.COM

    Home Shopping Network operates HSN.com, an Internet retailing service that competes with numerous bricks-and-mortar retailers, other online and offline retail operations, and catalog merchants. A number of the online competitors have a larger user base and have expertise in developing online commerce. USA believes that the principal competitive factors in this market are scale, selection of goods, customer service, reliability of delivery, brand recognition, convenience and accessibility, price, quality of search tools and system reliability.

USA ELECTRONIC COMMERCE SOLUTIONS

    ECS competes with a number of companies in providing end-to-end commerce solutions to third parties. ECS also competes with companies that provide certain portions of its operations, including fulfillment and customer service providers, transaction enablers and consulting firms. In addition, as demand for electronic retailing grows, other service providers may increase their efforts to develop services that compete with those offered by ECS. ECS believes that the principal competitive factors in its business are scalability, depth of e-commerce offering and ability to offer end-to-end solutions. There can be no assurance that ECS will be able to compete successfully against current and future competitors.

STYLECLICK

    Styleclick faces competition from companies that currently, or could readily, provide e-commerce services similar to those offered by Styleclick. Certain of Styleclick's competitors may be advantaged as compared to Styleclick with respect to technology, client lists, scale and access to capital. In addition, Styleclick potentially faces competition from companies that possess the technology and expertise necessary to effectively operate large-scale e-commerce businesses, but that may not currently offer such services to third-parties. Styleclick's challenges in meeting its obligations to its existing customers may make it difficult for Styleclick to attract or adequately service new customers. Styleclick believes that the principal competitive factors in this market are selection of goods, customer service, reliability of delivery, brand recognition, website convenience and accessibility, price, quality of search tools and system reliability. There can be no assurance that Styleclick will be able to compete successfully against current and future competitors.

USA ENTERTAINMENT

CABLE AND STUDIOS

    USA CABLE

    USA Cable competes for access to its customers and for audience share and revenue with broadcasters and other forms of entertainment. Cable operators and other distributors only contract to carry a limited number of the available networks. Therefore, they may decide not to offer a particular network to their subscribers, or they may package a network with other networks in a manner that only a portion of their subscribers will receive the service (for example, by charging an additional fee). In addition, there has been increased consolidation among cable operators, so that USA Cable's networks have become increasingly subject to the carriage decisions made by a small number of operators. This consolidation may reduce the per-subscriber fees received from cable operators in the future. The consolidation also means that the loss by any network of any one or more of its major distributors could have a material adverse impact on that network. The competition for advertising revenues also has become more intense as the number of television networks has increased. While many factors affect advertising rates, ultimately they are dependent on the numbers and types of viewers that a program attracts. As more networks compete for viewers, it becomes increasingly difficult to increase or even maintain a network's number of viewers. Moreover, to do so may require a network to spend significantly greater amounts of money on programming. Therefore, greater pressure may be placed on the networks' ability to maintain advertising revenue levels and to try and generate increases. Both USA Cable and Studios USA are affected by competition for advertising revenues. The competition for third-party programming is likely to increase. Many networks, including USA Cable's networks, are affiliated with companies that produce programming. This programming is becoming increasingly difficult to acquire by third parties or unaffiliated networks. As a result, there is likely to be strong competition to acquire remaining programming.

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

    In 1995, the FCC repealed its financial interest and syndication rules ("fin-syn rules"). The fin-syn rules were adopted in 1970 to limit television network control over television programming and to foster the development of diverse programming sources. The rules had restricted the ability of the three established, major U.S. televisions networks (I.E., ABC, CBS and NBC) to own and syndicate television programming. The repeal of the rules has increased in-house production of television programming for the networks' own use. As a result of the repeal of the fin-syn rules, the industry has become increasingly vertically integrated, with all of the major broadcast networks, with the exception of NBC, being aligned with a major studio. In addition, the three major broadcast networks have their own in-house or affiliated production units. There can be no assurance that these changes will not have a negative impact on Studios USA's business as its network customers are now able to choose between their own product and Studios USA's product in making programming decisions. Nonetheless, up through the current 2001/02 season, Studios USA has continued to remain one of the primary independent suppliers of U.S. television programming.

                                   EMPLOYEES

    As of the close of business on December 31, 2001, Holdco and its subsidiaries employed approximately 5,660 full-time employees, with approximately 1,060 employees employed by USA Cable and Studios USA, 4,470 employees employed by Electronic Retailing, 60 employees employed by Styleclick, and 70 employees employed by USA Electronic Commerce Solutions. Holdco believes that it generally has good employee relationships, including with employees represented by unions and guilds.

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

CORPORATE

    Holdco maintains its principal executive offices at Carnegie Hall Tower, 152 West 57th Street, New York, New York that consists of approximately 29,850 square feet leased by USA through October 30, 2005 and an additional 6,100 square feet leased by USA through August 31, 2008.

USA INTERACTIVE GROUP

HOME SHOPPING NETWORK

    Home Shopping Network owns an approximately 480,000 square foot facility in St. Petersburg, Florida, which houses its Home Shopping Network television studios, broadcast facilities, administrative offices and training facilities. Home Shopping Network also leases 40,000 square feet of modular buildings located at this facility.

    Home Shopping Network owns two warehouse-type facilities totaling approximately 84,000 square feet near Home Shopping Network's main campus in St. Petersburg, Florida. These facilities have been used for returns processing, retail distribution and general storage.

    Home Shopping Network leases a 41,000 square foot facility in Clearwater, Florida for its video and post-production operations. Home Shopping Network expects to terminate this lease and vacate the facility in 2002.

    Home Shopping Network owns and operates a warehouse consisting of 163,000 square feet located in Waterloo, Iowa, which is used as a fulfillment center. In addition, Home Shopping Network rents additional space in Waterloo, Iowa consisting of 50,000 square feet.

    Home Shopping Network owns and operates a warehouse located in Salem, Virginia, consisting of approximately 780,000 square feet, which is used as a fulfillment center. In addition, Home Shopping Network leases one additional location in Salem, Virginia consisting of 194,750 square feet and two additional locations in Roanoke, Virginia consisting of 70,000 square feet and 383,000 square feet. Home Shopping Network plans to terminate the lease for the 70,000 square foot location and vacate the space in 2002.

    Home Shopping Network leases 450,000 square feet of a 817,750 square foot warehouse in Fontana, California, which it opened as an additional fulfillment facility in 2001. The remainder of this facility is leased by other subsidiaries of USA.

    Home Shopping Network's retail outlet subsidiary leases three retail stores in the Tampa Bay area and one in the Orlando areas, totaling approximately 86,425 square feet.

HSN INTERNATIONAL

    Home Shopping Europe--Germany owns no real estate in Germany, although it leases approximately 3,200 square meters in Ismaning, Germany (outside Munich) for offices and studios.

USA ELECTRONIC COMMERCIAL SOLUTION

    The executive offices of USA Electronic Commerce Solutions are located at 810 Seventh Avenue, 18th Floor, New York, New York. Approximately 15,500 square feet are maintained under a lease expiring in 2010. ECS also maintains approximately 6,000 square feet of additional space at the same address under a sublease expiring in 2007.

STYLECLICK

    Styleclick's headquarters are in Chicago, where it leases 10,500 square feet under a lease expiring 2005. Styleclick also leases a 23,000 square feet facility in Culver City, California under a lease expiring in 2006, a 4,800 square foot facility in High Point, North Carolina under a lease that expires in 2004, and an additional 10,000 square feet in Los Angeles, under a lease expiring in 2002, each of which it subleases to a third party.

USA ENTERTAINMENT

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

    USA Cable also leases approximately 55,000 square feet in a facility in Jersey City, New Jersey, where USA Cable has its broadcast operations center. This space is used to originate and transmit the USA Network, Sci Fi Channel, Trio, and NWI signals. Post-production for USA Networks, Sci Fi Channel, and Trio, including audio production, editing, graphics and duplication, also is performed at this location. The lease for this space continues through April 30, 2009, and there are options to continue the term beyond that time.

    Studios USA currently conducts its domestic television production and distribution operations primarily from its executive and administrative offices in West Hollywood, California (in a facility owned by USA, located at 8800 Sunset Boulevard, West Hollywood, California 90069) and in New York City (in leased office space located at 1325 Avenue of the Americas, New York, New York 10019). Additionally, Studios USA has four domestic sales offices located in Atlanta, Chicago, Dallas and New York City. Production facilities in Southern California are leased primarily from Universal on its Universal City lot on an as-needed basis depending upon production schedules. Studios USA also leases production facilities in New York City for the production of LAW & ORDER, LAW &
ORDER: CRIMINAL INTENT, SALLY and MAURY, in New Jersey for LAW & ORDER: SPECIAL VICTIMS UNIT and in Chicago for production of THE JERRY SPRINGER SHOW.

ITEM 3. LEGAL PROCEEDINGS

    In the ordinary course of business, USA and USANi LLC and their subsidiaries are parties to litigation involving property, personal injury, contract and other claims. The amounts that may be recovered in these matters may be subject to insurance coverage. Although amount received in litigation are not expected to be material to the financial position or operations of USA and USANi

LLC, this litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm our business.

LITIGATION RELATING TO THE CONTRIBUTION OF USA ENTERTAINMENT ASSETS TO JOINT VENTURE WITH VIVENDI UNIVERSAL S.A.

    USA and its directors, along with Vivendi Universal S.A. and Liberty Media Corporation, have been named as defendants in purported stockholder class and derivative actions filed in the Court of Chancery, County of New Castle, State of Delaware. Each of these actions, which are substantially identical, are brought on behalf of a purported class consisting of public stockholders of USA not affiliated with any of the defendants and as a purported derivative action in the right of USA. The complaints in the actions allege, among other things, that "[t]he transfer of the USA Entertainment Group and its assets to the [VUE Joint Venture] represents a break-up" of USA; that this transfer is "wrongful, unfair and harmful" to the public stockholders of USA; that the transfer, and related transactions, represent breaches of fiduciary duty by the individual defendants; that the board of directors of USA has not fulfilled its alleged duties in connection with the transaction because defendants were allegedly under a duty to seek the highest price available for the USA Entertainment Group; that specified defendants (i.e., Mr. Diller, Vivendi, Liberty and the representatives of Vivendi and Liberty on the USA board of directors) are being disproportionately "enriched" by the proposed transaction in relation to the public stockholders; that the defendants have "failed to fully disclose the true value of USA's Entertainment Group" and the alleged future financial benefits which Vivendi, Liberty and Mr. Diller will obtain; and that the individual defendants approved Mr. Diller's alleged usurpation of a corporate opportunity. The complaints also allege that Vivendi and Liberty have aided and abetted the individual defendants in their alleged breaches of fiduciary duty. As relief, the complaints seek, among other things, a declaration that the proposed joint venture is "unfair, unjust and inequitable"; an injunction against consummation of the transactions; an award of damages in an unspecified amount; and an order "[r]equiring defendants to conduct a proper process in the break up of [USA]." On February 11, 2002, the Chancery Court issued an order consolidating the actions under the caption, IN RE: USA NETWORKS, INC. SHAREHOLDERS LITIGATION, Consolidated Civil Action No. 19236-NC. USA believes the allegations of the complaints are entirely without merit and intends to vigorously defend the actions.

HOME SHOPPING NETWORK CONSUMER CLASS ACTION

    On November 15, 1999, Home Shopping Network was named as a defendant in a consumer class action lawsuit entitled BRUCE TOMPKINS, HENRIETTA BUCK AND JODI HABEL HILL ON BEHALF OF THEMSELVES AND ALL OTHER SIMILARLY SITUATED INDIVIDUALS
V. PROTEVA, INC., HOME SHOPPING NETWORK, INC. D/B/A HOME SHOPPING NETWORK AND THE HOME SHOPPING NETWORK, JOHN ROBERTS, VIVIAN ROBERTS MCKINLEY, KN CHAN, WILLIAM LYNCH AND BRIAN JORDAN, filed in the Chancery Division of the Circuit Court of Cook County, Illinois, Case No. 99 CH 12013. The action is purportedly brought on behalf of consumers who were alleged to have purchased a Proteva personal computer from one of the defendants and experienced one of the three following conditions: (a) the computer was or became defective upon purchase or soon thereafter, (b) a defendant refused or failed to honor the rebate offer which was offered as part of the sale, or (c) a defendant refused or failed to provide customer service as purportedly advertised. In the complaint, the plaintiffs assert causes of action for consumer fraud, breach of implied warranty of merchantability and unjust enrichment and seek compensatory and punitive damages along with interest, costs and attorneys' fees. Home Shopping Network filed an answer to the complaint.

    The plaintiffs filed an amended class action complaint that, among other things: (i) added an additional named plaintiff, Susan Leff, (ii) added Home Shopping Club LP, Warrantech Helpdesk, Inc., Banctech Service Corp. and Timespace Internet, Inc. as named defendants, (iii) removed two individuals as named defendants, Vivian Roberts McKinley and Kn Chan, and (iv) expanded the existing warranty cause of action to also apply to breach of express warranty. On May 9, 2000, Home

Shopping Network, Inc. and Home Shopping Club LP (the "HSN Defendants") filed a motion to dismiss the amended complaint. On May 23, 2000, the Cook County Circuit Court addressed the HSN Defendants' motion to dismiss by entering an Order that, in pertinent part, required the plaintiffs to file a second amended complaint. On June 6, 2000, the plaintiffs filed a second amended class action complaint that, among other things, added an additional named plaintiff, Anastasia Kolias, and asserted two additional causes of action for negligent misrepresentation and breach of contract. The HSN Defendants filed an answer and affirmative defenses to the second amended complaint.

    On December 1, 2000, the plaintiffs filed a third amended class action complaint that, among other things: (i) added an additional named plaintiff, Wayne Varner, (ii) removed three corporate defendants, Warrantech
Helpdesk, Inc., Banctec Services Corp. and Timespace Internet, Inc., and
(iii) removed causes of actions for negligent misrepresentation and breach of contract. The HSN Defendants filed an answer and affirmative defenses to the third amended complaint. On February 27, 2001, the plaintiffs filed a motion for class certification.

    On June 1, 2001, the Court entered an Order granting plaintiffs' motions to voluntarily dismiss plaintiffs Henrietta Buck and Anastasia Kolias from the lawsuit. On July 2, 2001, the HSN Defendants together with certain other defendants filed a consolidated brief in opposition to plaintiffs' motions for class certification. On or about July 23, 2001, the plaintiffs sought and were granted leave to file a fourth amended class action complaint that added an additional named plaintiff, Monetha Harris. The HSN Defendants have filed an answer and affirmative defenses to the fourth amended complaint. In addition, on September 6, 2001, the HSN Defendants filed a revised consolidated brief in opposition to plaintiffs' motion for class certification to which the plaintiffs replied. A hearing on the motion for class certification was held on November 13, 2001. On December 14, 2001, the Court granted class certification for an Illinois class only (plaintiffs were seeking nationwide class certification). The parties are engaged in discovery and the HSN Defendants continue to vigorously defend this action.

URBAN LITIGATION

    Beginning in October 1996, Home Shopping Club, Inc. ("HSC"), predecessor in interest to HSN LP, withheld monthly payments under the Affiliation Agreement with Urban Broadcasting Corporation due to breaches of the Affiliation Agreement by Urban. Urban contested this action. In addition, on January 10, 1997, Urban filed an Emergency Request for Declaratory Ruling with the FCC requesting an order that the requirement in the Affiliation Agreement that Urban broadcast at full-power violates the FCC's rules, or alternatively, requesting that the FCC revise the terms of the Affiliation Agreement to bring it into compliance with its Rules. Urban also requested that the FCC undertake an inquiry into USA's actions of withholding payments to Urban to determine whether USA is fit to remain an FCC licensee. On December 17, 1999, Urban filed a Supplement to Emergency Request for Declaratory Relief requesting that the FCC (1) set a deadline for reformation of several agreements between the parties, (2) rule that the station's power authorized level is lower than the level set by current authorizations and (3) agree not to pass on any applications for assignment or transfer of the station. Certain entities controlled by USA filed an opposition to this Request on January 10, 2000 to which Urban replied on January 27, 2000. As of this date, no ruling has been issued by the FCC.

    On October 23, 1997, HSC filed suit against Urban in the Circuit Court for Arlington County, Virginia seeking a judicial declaration that it was entitled to withhold the payments in dispute because of Urban's breaches of the Affiliation Agreement. Urban responded with counterclaims and began a related action in the Circuit Court against HSC, HSN, Inc. (now USA) and Silver King Broadcasting of Virginia, Inc. (now USA Station Group of Virginia, Inc. ("USA-SGV")). Urban asserted contract and tort claims related to HSC's decision to withhold affiliation payments. A trial was held on April 5-7, 1999. At the conclusion of Urban's case, the court ruled that Urban's evidence be struck and that judgment be entered in favor of HSC, USA and USA-SGV on all counts of Urban's First Amended Motion for Judgment. Further, the court ruled that the related chancery action, which had been consolidated with the law action for trial, be severed for further proceedings at some future date. A Final Order of Judgment concerning the above rulings was entered by the court on May 5, 1999. On May 3, 1999, HSC, USA and USA-SGV filed a Motion for Summary Judgment directed to all remaining counts in the chancery action. Urban has appealed the judgment in the law action to the Virginia Supreme Court. In addition, on June 11, 1999, judgment was entered in favor of HSC, USA and USA-SGV on all Urban's counterclaims in the chancery suit, and the trial court granted HSC's request for a declaratory judgment that HSC had not breached the Affiliation Agreement. Urban failed to file a timely appeal of the judgment in the chancery suit. Based on Urban's failure to appeal the chancery suit, USA has moved to dismiss Urban's appeal in the related law action. A hearing on the motion to dismiss was heard on February 16, 2000. On March 1, 2000, the Virginia Supreme Court granted the motion to dismiss and dismissed Urban's petition for appeal related to the at-law action. On or about March 15, 2000, Urban filed a petition for rehearing which was denied by the Virginia Supreme Court on April 21, 2000.

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

    On or about June 27, 2001, USA-SGV transferred its claim against Urban to USA Broadcasting, Inc. On April 6, 2001, the U.S. Bankruptcy Court for the Eastern District of Virginia approved a sale of Urban Broadcasting Corporation's ("Urban") assets for the sum of $60,000,000. The closing of the sale of the Urban assets occurred on August 20, 2001. Pursuant to an order of the Bankruptcy Court, the purchaser paid the balance of the purchase price to counsel for Urban to be held in trust. The Bankruptcy Court rejected Urban's amended plan of reorganization and Univision of Virginia, Inc.'s plan of liquidation and the Court directed the appointment of a Chapter 11 Trustee. The proceeds of the sale are sufficient to pay all of Urban's creditors in full, including USA Broadcasting, Inc.'s judgment claim, and leave substantial funds for distribution to Urban's equity holders.

    On February 26, 2002, the Court entered an Order allowing and authorizing the Trustee to pay USA's judgment claim against Urban in the approximate amount of $15 million. USA has received this payment. USA also is asserting a claim against Urban for attorneys fees and costs in the amount of approximately $1 million. That matter is set for hearing before the Court on April 15, 2002.

RTL LITIGATION

    On August 25, 2000, RTL Plus Deutschland Fernsehen GMBH & Co. Betriebs-KG, Companie Luxembourgeoise de Telediffusion S.A. and UFA Film-Und Fernseh-GMBH & Co. KG (collectively "RTL") filed a complaint in the Netherlands against Universal Studios International B.V. ("USI"). USI, the international distribution entity of Universal Studios, Inc., has the rights, subject to various exemptions, to distribute internationally certain television programs owned by Studios USA and other USA entities. The complaint involves a 10-year "output" agreement between RTL and USI, signed July 30, 1996, pursuant to which, among other things, certain television programs owned by Studios USA and other USA entities are distributed in Germany (the "RTL Output Agreement"). The RTL Output Agreement also includes "co-production" provisions under which RTL acquires an equity interest in certain programs. The complaint, based on equitable doctrines of "mistake of fact" and "unforeseen circumstances," requests the court to modify or nullify RTL's licensing and "co-production" obligations with respect to current television programs. Studios USA and its affiliated companies are not parties to the RTL Output Agreement. On
November 22, 2000, USA moved to intervene or, alternatively, to join USI, in the Netherlands proceeding.

    On July 18, 2001, the Court in The Netherlands permitted USA to join USI as a co-defendant in the proceeding, but not to intervene as an independent party capable of asserting rights on its own behalf. On November 20, 2001, a portion of the dispute was settled. With respect to the remainder of the dispute, USA filed its Statement of Defense on January 16, 2002. Studios USA and its affiliated entities believe the RTL complaint to be without merit, and intend to vigorously protect their interests.

ASCAP LITIGATION

    USA Cable's networks, USA Network, Sci Fi Channel, Trio and NWI, along with most other satellite-delivered networks, are involved in continuing disputes regarding the amounts to be paid by it for the performance of copyrighted music in the repertories of the American Society of Composers, Authors and Publishers ("ASCAP") and by Broadcast Music, Inc. ("BMI"). The payments to be made to ASCAP will be determined in a "rate court" proceeding under the jurisdiction of the U.S. District Court for the Southern District of New York. In the initial phase of this proceeding, it was determined that USA Network must pay ASCAP interim license fees calculated at 0.3% of the gross revenues of USA Network. The same interim fee subsequently has been agreed to for Sci Fi Channel, Trio and NWI. This fee level is subject to upward or downward adjustment based on the ultimate outcome of the rate court proceeding, or as the result of future negotiations. The relevant time periods are subsequent to January 1, 1986 with respect to USA Network and subsequent to launch with respect to Sci Fi Channel, Trio and NWI. As to BMI, interim fees are being paid by USA Network, Sci Fi Channel, Trio and NWI. These interim fees are subject to upward or downward adjustment, based on a future negotiated resolution or submission of the issue to BMI's own federal "rate court." USA Network's fees to BMI are final through June 30, 1992 and interim thereafter. The fees of the remaining services are interim from their dates of launch. USA cannot predict the final outcome of these disputes, but does not believe that it will have a material impact on its financial results.

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

    Studios USA LLC filed a motion to dismiss this action, or in the alternative, to sever the claims against Studios USA LLC from the claims against the other defendants, based on, among other things, the fact that plaintiffs have alleged a twenty-year conspiracy against a company that was incorporated only several years ago, and the fact that there are a lack of specific allegations against Studios USA LLC. The hearing on the motion, originally set for February 12, 2001, was taken off the calendar and the judge took the matter under submission without oral argument. On January 24, 2002, the Court granted Studios USA LLC's motion to dismiss as well as most of the defendants' joint motions. Plaintiffs may amend their complaint. If they do amend, they would have to sue Studios USA alone, not in a general action against other defendants. They could not join other plaintiffs unless they established specific factual similarities based on specific actions by Studios USA against the particular plaintiff. As Studios USA successfully argued in its separate motion, a plaintiff would need to allege specific behavior of Studios USA to state a claim against Studios USA, and plaintiffs can not sue Studios USA, a three year old company, for the purported twenty year conspiracy. Studios USA LLC believes it is unlikely that this claim will present any material liability to the Company and intends to vigorously defend against any potential future lawsuit.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Holdco common stock is not quoted on any stock exchange and are not traded. The Holdco common stock held by Liberty is exchangeable for shares of USA common stock and Class B common stock on a one-for-one-basis. All outstanding shares are held by USA and Liberty.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Home Shopping Network, Inc. (the "Company" or "Home Shopping"), is a holding company, whose subsidiary USANi LLC is engaged in diversified media and electronic commerce businesses. In December 1996, the Company consummated a merger with USA Networks, Inc. ("USA"), formerly known as HSN, Inc., and became a subsidiary of USA (the "Home Shopping Merger").

    On February 12, 1998, the Company acquired USA Cable, a New York general partnership, consisting of cable television networks, USA Network and Sci Fi Channel ("USA Cable"), as well as the domestic television production and distribution businesses of Universal Studios ("Studios USA") from Universal Studios, Inc. ("Universal"), an entity controlled by The Seagram Company Ltd. ("Seagram") (the "Universal Transaction"). In connection with the Universal Transaction, the Company formed a new subsidiary, USANi LLC, and contributed the operating assets of the Home Shopping Network services ("HSN") to USANi LLC. Furthermore, USA contributed USA Cable and Studios USA to USANi LLC on
February 12, 1998.

    The Company is organized into two groups, the Interactive Group and the Entertainment Group. The Interactive Group consists of Home Shopping Network (including HSN International and HSN.com; Electronic Commerce Solutions; and Styleclick (OTC: IBUY). The Entertainment Group consists of USA Cable, including USA Network and Sci Fi Channel and Emerging networks TRIO,

Newsworld International, and Crime; and Studios USA, which produces and distributes television programming.

    On December 17, 2001, USA and Vivendi Universal, S.A. ("Vivendi") announced a transaction (the "Vivendi Transaction") in which USA's Entertainment Group, consisting of USA Cable, Studios USA, and USA Films, would be contributed to Vivendi Universal Entertainment, a new joint venture controlled by Vivendi. See below for further discussion under "Subsequent Events".

SUBSEQUENT EVENTS

CONTRIBUTION OF THE USA ENTERTAINMENT GROUP TO THE VUE JOINT VENTURE

    On December 17, 2001, USA announced it had entered into an agreement with Vivendi pursuant to which USA would contribute USA's Entertainment Group to a limited liability entity (Vivendi Universal Entertainment, "VUE") to be controlled by Vivendi, to which Vivendi would contribute the film, television and theme park businesses of Universal Studios, Inc. ("Universal"). Upon consummation of the Vivendi transaction, the joint venture will be controlled by Vivendi and its subsidiaries, with the common interests owned 93.06% by Vivendi, 5.44% by USA and 1.5% by Mr. Diller, Chairman and CEO of USA.

    In connection with the Vivendi Transaction, USA and its subsidiaries will receive the following at the closing of the transactions: (i) approximately $1.62 billion in cash, debt-financed by VUE, subject to tax-deferred treatment for a 15-year period, (ii) a $750 million face value Class A preferred interest in VUE, with a 5% annual paid-in-kind dividend and a 20-year term, to be settled in cash at its then face value at maturity; (iii) a $1.75 billion face value Class B preferred interest in VUE, with a 1.4% annual paid-in-kind dividend, a 3.6% annual cash dividend, callable and puttable after 20 years, to be settled by Universal at its then face value with a maximum of approximately
56.6 million USA common shares, provided that Universal may substitute cash in lieu of shares of USA common stock (but not USA Class B common stock), at its election; (iv) a 5.44% common interest in VUE, generally callable by Universal after five years and puttable by USA after eight years, which may be settled in either Vivendi stock or cash, at Universal's election, and (v) a cancellation of Universal's USANi LLC interests currently exchangeable into USA common shares including USANi LLC interests obtained from Liberty in connection with a related transaction (see immediately below).

    Related to the transaction, Liberty will exchange 7,079,726 shares of USANi LLC for shares of USA common stock, and subsequently transfer to Universal 25,000,000 shares of USA common stock, its remaining 38,694,982 shares of USANi LLC, as well as the assets and liabilities of Liberty Programming France (which consist primarily of 4,921,250 shares of multiThematiques S.A., a French entity), in exchange for 37,386,436 Vivendi ordinary shares.

    In addition, USA will issue to Universal ten-year warrants to acquire shares of USA common stock as follows: 24,187,094 shares at $27.50 per share; 24,187,094 shares at $32.50 per share; and 12,093,547 shares at $37.50 per share. Barry Diller, USA's chairman and chief executive officer, will receive a common interest in VUE with a 1.5% profit sharing percentage, with a minimum value of $275.0 million, in return for his agreeing to specified non-competition provisions and agreeing to serve as chairman and chief executive officer of VUE. USA and Mr. Diller have agreed that they will not compete with Vivendi's television and filmed entertainment businesses (including VUE) for a minimum of 18 months.

    The Vivendi Transaction is subject to USA shareholder vote, including the approval of 66 2/3% of the outstanding USA common stock and USA preferred stock, voting together as a single class, and excluding shares held by Vivendi, Liberty, Mr. Diller and their respective affiliates, as well as other customary regulatory approvals, and there can be no assurance that the transaction will be completed.

ADOPTION OF NEW ACCOUNTING RULES FOR GOODWILL

    Effective January 1, 2002, all calendar year companies will be required to adopt Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets. "The new rules eliminate amortization of goodwill and other intangible assets with indefinite lives and establish new measurement criterion for these assets. Although it has not completed its assessment, the Company does not anticipate a write-off upon adoption. The rules are expected to reduce Holdco's annual amortization by approximately
$145.4 million.

ADJUSTED EBITDA

    Adjusted earnings before interest, income taxes, depreciation and amortization ("Adjusted EBITDA") is defined as operating profit plus
(1) depreciation and amortization, (2) amortization of cable distribution fees
(3) amortization of non-cash distribution and marketing expense and
(4) disengagement expenses. Adjusted EBITDA is presented here as a management tool and as a valuation methodology. Adjusted EBITDA does not purport to represent cash provided by operating activities. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Adjusted EBITDA may not be comparable to calculations of similarly titled measures presented by other companies.

    The following is a reconciliation of Operating Income to Adjusted EBITDA for 2001, 2000 and 1999.

                                                                   TWELVE MONTHS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
  Operating income..........................................  $411,123   $264,274   $343,595
  Depreciation and amortization.............................   236,819    376,791    175,539
  Amortization of cable distribution fees...................    43,975     36,322     26,680
  Amortization of non-cash compensation expense.............     9,799      9,704      6,314
  Disengagement expenses....................................     4,052         --         --
                                                              --------   --------   --------
Adjusted EBITDA.............................................  $705,768   $687,091   $552,128
                                                              --------   --------   --------

    THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS RELATING TO SUCH MATTERS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, NEW DEVELOPMENTS, NEW MERCHANDISING STRATEGIES AND SIMILAR MATTERS. A VARIETY OF FACTORS COULD CAUSE THE COMPANY'S ACTUAL RESULTS AND EXPERIENCE TO DIFFER MATERIALLY FROM THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS EXPRESSED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS. THE RISKS AND UNCERTAINTIES THAT MAY AFFECT THE OPERATIONS, PERFORMANCE, DEVELOPMENT AND RESULTS OF THE COMPANY'S BUSINESS INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING: MATERIAL ADVERSE CHANGES IN ECONOMIC CONDITIONS GENERALLY OR IN THE MARKETS SERVED BY THE COMPANY; FUTURE REGULATORY AND LEGISLATIVE ACTIONS AND CONDITIONS IN THE COMPANY'S OPERATING AREAS; COMPETITION FROM OTHERS; SUCCESSFUL INTEGRATION OF THE COMPANY'S DIVISIONS' MANAGEMENT STRUCTURES; PRODUCT DEMAND AND MARKET ACCEPTANCE; THE ABILITY TO PROTECT PROPRIETARY INFORMATION AND TECHNOLOGY OR TO OBTAIN NECESSARY LICENSES ON COMMERCIALLY REASONABLE TERMS; THE ABILITY TO EXPAND INTO AND SUCCESSFULLY OPERATE IN FOREIGN MARKET; AND OBTAINING AND RETAINING KEY EXECUTIVES AND EMPLOYEES.

         YEAR ENDED DECEMBER 31, 2001 VS. YEAR ENDED DECEMBER 31, 2000

    On July 27, 2000, USAi and Styleclick.com Inc. ("Old Styleclick"), an enabler of e-commerce for manufacturers and retailers, completed the merger of Internet Shopping Network ("ISN") and Styleclick.com, forming a new company named Styleclick, Inc. ("Styleclick") (the "Styleclick Transaction"). The Styleclick Transaction resulted in increases in net revenues, operating costs and expenses, other income (expense), minority interest and income taxes. The following historical information is supplemented, where appropriate, with pro forma information. The unaudited pro forma information is presented below for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had any of the transactions occurred as of January 1, 2000, nor are they necessarily indicative of future results of operations.

INTERACTIVE

HSN--U.S.

OPERATING RESULTS

    Net revenues in 2001 increased by $125.6 million, or 8.2%, to $1.66 billion from $1.53 billion in 2000 due primarily to higher revenue from HSN.com of $86.5 million, increased continuity sales of $6.3 million and $35.9 million of revenue generated by the Improvements business, a specialty catalogue retailer purchased in 2001. Note that 2001 was impacted by the national tragedy of September 11th, as on-air sales declined in the third quarter of 2001
$11.5 million due to a dramatic, but relatively short-lived, decline in viewership following the tragedy. HSN ceased its live programming commencing shortly after the attacks and aired live news programming from USA Cable's NWI during that time. For 2001, total units shipped domestically increased to
36.8 million units compared to 34.2 million units in 2000, while the on-air return rate decreased slightly to 19.6% from 19.9% in 2000. The average price point in 2001 was $48.97, compared to $48.90 in 2000. Cost related to revenues and other costs and expenses for 2001 increased by $123.9 million, or 9.4%, to $1.4 billion from $1.3 billion in 2000 due to higher fixed overhead costs for fulfillment, including costs incurred to build out its new California fulfillment facility (in 2002, the center is expected to reduce shipping times to west coast customers), which helped contribute, along with pricing incentives offered after September 11th, to a lower on-air gross margin of 32.4% as compared to 33.8% in the prior year. Other operating costs increased due to investments in alternative distribution channels and continuing technology investments in HSN.com as the business scales. Furthermore, the Company incurred higher selling and marketing costs, including programs to attract new customers, and costs related to the Improvements business Adjusted EBITDA in 2001 increased $1.7 million, to $213.2 million from $211.5 million in 2000, due to increased Adjusted EBITDA of HSN.com of $21.6 million, the continuity business of $1.5 million and $3.9 million of Adjusted EBITDA generated by the Improvements business, offset partially by the impact of lower on-air sales, lower margins and higher operating costs and one-time benefits of $6.3 million related to a favorable settlement of litigation relating to an HSN broadcast affiliation agreement and a cable affiliation agreement in 2000. Adjusted EBITDA in 2001 excludes amortization of cable distribution fees of $44.0 million in 2001 and $36.3 million in 2000. Excluding one-time charges and benefits and the estimated impact of disengagement (discussed below), net revenues in 2001 increased by $131.9 million, or 8.6%, to $1.66 billion from $1.53 billion in 2000 and Adjusted EBITDA increased $10.1 million, to $214.4 million from $204.3 million in 2000. One time charges and benefits include $1.2 million related to employee terminations in 2001 and one-time benefits of $6.3 million related to a favorable settlement of litigation relating to an HSN broadcast affiliation agreement and a cable affiliation agreement in 2000. See below for a discussion of disengagement.

DISENGAGEMENT

    As noted in the Company's previous filings, the majority of the USAB stations sold to Univision are located in the largest markets in the country and aired HSN on a 24-hour basis. As of January 2002, HSN switched it distribution in these markets directly to cable carriage. As a result, HSN lost approximately 12 million homes and accordingly, HSN's operating results will be affected. Fortunately, sales from broadcast only homes are much lower than sales from cable homes. As a result, HSN's losses attributable to disengagement are expected to be limited. HSN anticipates losing sales, which translates on a pro forma basis for 2001, of $108 million and Adjusted EBITDA of $15 million. These anticipated losses are consistent with previous disclosures, in which it was stated that disengagement losses would equal approximately 6% of HSN's sales and Adjusted EBITDA. In addition, in order to effectively transfer HSN's distribution to cable (which has been accomplished), USA will incur charges of approximately $100 million in the form of payments to cable operators and related marketing expenses. In effect, this approximately $100 million payment will reduce USA's pre-tax proceeds from the Univision transaction to $1 billion. The impact of lost sales and Adjusted EBITDA have been presented separately to attempt to illustrate the impact of disengagement and present results on a comparable basis. These disengagement costs are excluded from Adjusted EBITDA. Approximately $4.1 million of these costs were incurred in 2001 and $53 million are expected to be incurred in 2002. USA believes that its disengagement costs increased to the higher end of USA's anticipated range of costs, since USA was required to achieve a certain portion of disengagement after the Univision announcement and with specified end-dates for continuing broadcast distribution. The Company has supplemented its discussion of HSN's results by including a comparison of 2001 to 2000, adjusted for the estimated impact of disengagement on revenues and Adjusted EBITDA. In September 2001, the New York market was disengaged. The estimated 2000 impact was lost revenue of $6.2 million and lost Adjusted EBITDA of $0.9 million.

HSN--INTERNATIONAL AND OTHER

    HSN--International consists primarily of HSN--Germany and Home Shopping Espanol, which operates Spanish language electronic retailing operations serving customers primarily in the United States, Puerto Rico and Mexico. HSN--Germany increased sales $22.9 million, or 10.2%, in 2001 to $247.3 million compared to $224.4 million in 2000. The Euro did decline in value as compared to the U.S. dollar during the year. Using a constant exchange rate (1999 chosen for all periods presented), HSN-Germany increased sales $34.3 million, or 13.1%, in 2001 to $296.0 million compared to $261.7 million in 2000. Sales trends were adversely impacted by the conversion to a new order management system, which delayed certain shipments. HSN--Germany recognizes revenue upon shipment. Home Shopping Espanol had slightly increased revenues of $4.1 million, to $23.4 million in 2001 compared to $19.3 million in 2000, resulting from increased sales in existing markets and expansion into Mexico. Costs increased primarily due to higher sales volume, although gross margins declined. HSN-Germany's margins declined to 33.8% from 36.6% in 2000, due to operating challenges of the conversion to the new order management system and increased investments in adding an additional 4 live hours of programming and increased marketing expenses for new product lines. Margins at Espanol declined to 17.5% in 2001 from 25.7%, due in part to costs of expansion into new territories. Adjusted EBITDA for electronic retailing in Germany decreased $19.5 million in 2001, to $4.8 million from $24.3 million in 2000, due to lower margins and higher operating expenses described above. Adjusted EBITDA loss for Espanol and International administration, widened to $29.7 million in 2001 from $11.1 million, due to higher costs related to expansion efforts and increased live broadcasting hours. Excluding one-time items, Adjusted EBITDA for electronic retailing in Germany decreased $17.9 million in 2001, to $6.4 million from $24.3 million in 2000. One-time items include non-recurring expenses of $1.6 million related to employee terminations in 2001.

ELECTRONIC COMMERCE SOLUTIONS/ STYLECLICK

    Net revenues in 2001 increased by $3.9 million to $34.2 million compared to $30.4 million in 2000 due primarily to increases of ECS revenue, offset partially by decreases in revenue of Styleclick caused by the shut-down of the First Jewelry and FirstAuction.com websites. Cost related to revenues and other costs and expenses in 2001 increased by $12.1 million, due primarily to additional costs of ECS, offset partially by initiatives to reduce operating costs of Styleclick. Adjusted EBITDA loss in 2001 widened by $8.2 million to $58.4 million in 2001 from $50.2 million in 2000. Adjusted EBITDA excludes $5.0 million related to the write-down of a commitment from USA to provide media time recorded in 2001, as the commitment for the time expires on December 31, 2002 and based on current projections, Styleclick does not believe it is likely to use the time during this period. Excluding one-time items, Adjusted EBITDA loss in 2001 widened by $3.4 million to $53.6 million in 2001 from $50.2 million in 2000. One-time items include $4.8 million of non-recurring charges related to consolidating Styleclick's operations in Chicago. Note that Styleclick was acquired by USA in July 2000. On a pro forma basis, 2001 revenues for the segment increased by $2.0 million and 2001 Adjusted EBITDA loss, excluding one-time items, narrowed by $7.5 million. In 2001, Styleclick began to focus on e-commerce services and technology while eliminating its online retail business. During this transition, Styleclick continued to incur significant net losses from operations that raise substantial doubt about Styleclick's ability to continue as a going concern. Styleclick is considering its options with respect to the situation.

ENTERTAINMENT

CABLE AND STUDIOS

    Net revenues in 2001 increased by $108.0 million, or 7.1%, to $1.63 billion from $1.53 billion in 2000 due to significant increases in license fees earned by Studios USA, including amounts related to the three Law & Order programs currently airing on NBC, increased license fees earned in secondary markets, increased revenues associated with THE DISTRICT, higher revenues earned on reality programming, including ARREST AND TRIAL and CROSSING OVER WITH JOHN EDWARD, offset partially by lower talk show syndication revenues. Revenues at USA Cable increased slightly, due mainly to a $16 million positive adjustment related to affiliate fees recorded in the third quarter of 2001. Advertising revenue was lower than the prior year due to the weak advertising market, which was worsened by the events of September 11th. Note that the cable networks provided $10.7 million of advertising to Citysearch and Match.com in 2001. In addition, the networks recognized $42.2 million of barter revenue pursuant to agreements with unaffiliated third parties. Studios USA defers revenue recognition for internally produced series for USA Network and Sci Fi Channel until the product is aired on the networks. Cost related to revenues and other costs and expenses in 2001 increased by $42.1 million, or 4.3%, to $1.0 billion from $977.4 million in 2000 due to higher expenses incurred by Studios USA in relation to product delivered to the broadcast networks and $13.7 million of higher expense for development costs, offset partially by efficient use of programming by Cable and increased usage of internally developed product by Cable, resulting in reduced program amortization. Adjusted EBITDA in 2001 increased by $65.9 million, or 12.0%, to $613.6 million from $547.7 million in 2000. Excluding one-time items, Adjusted EBITDA in 2001 increased by $69.1 million, or 12.6%, to $616.8 million from $547.7 million in 2000. One-time items include $3.2 million of one-time compensation expense related to a senior executive in 2001.

EMERGING NETWORKS

    Net revenues in 2001 increased by $3.8 million to $24.1 million from $20.3 million in 2000. Revenue in 2001 was impacted by a new affiliate distribution deal, resulting in lower subscriber rates. Cost related to revenue increased by $8.1 million to $35.6 million from $27.5 million in 2001 as compared to 2000 due primarily to higher programming costs of Trio. Adjusted EBITDA loss in 2001 increased by $4.3 million, to a loss of $11.5 million.

DEPRECIATION AND AMORTIZATION, NON-CASH COMPENSATION AND OTHER INCOME (EXPENSE)

    Depreciation and amortization decreased $140.0 million to $236.8 million from $376.8 million, due primarily to the impact in 2000 of the write-off of Styleclick goodwill of $145.6 million. Amortization of non-cash compensation expense increased slightly to $9.8 million in 2001 from $9.7 million in 2000. The expense relates to non-cash charges for the Company's bonus stock purchase program, restricted stock awards, and stock compensation expense related to certain executive terminations.

    For the year ended December 31, 2001, net interest expense increased by $21.2 million compared to 2000 primarily due to lower interest earned due to lower rates.

    In the years ended December 31, 2001 and 2000, the Company realized pre-tax
losses of $30.7 million and $7.9   million, respectively, on equity losses in
unconsolidated subsidiaries resulting primarily from HOT Networks, which operates electronic retailing operations in Europe. In 2001 and 2000, the Company also realized pre-tax losses of $7.5 million and $35.9 million, respectively, related to the write-off of equity investments to fair value. The write-off in equity investments was based upon management's estimate of the current value of the investments, considering the current business environment, financing opportunities of the investees, anticipated business plans and other factors. Note that the majority of investments were in Internet related companies.

    In the year ended December 31, 2000, the Company realized a pre-tax gain of $104.6 million based upon the exchange of 25% of ISN for 75% of Old Styleclick in the Styleclick Transaction.

MINORITY INTEREST

    Minority interest primarily represents Universal's and Liberty's ownership interest in USANi LLC, the public's ownership interest in Styleclick since
July 27, 2000 and the public's ownership interest in HSN--Germany since its consolidation as of January 1, 2000. Upon completion of the Vivendi Transaction, Holdco and USA will own 100% of the member's interest in USANi LLC

    INCOME TAXES

    The Company's effective tax rate, calculated after deducting the effects of USANi LLC minority interest, of 57.6% for the twelve months ended December 31, 2001 is higher than the statutory rate due to the effects of state taxes and non-deductible goodwill.

         YEAR ENDED DECEMBER 31, 2000 VS. YEAR ENDED DECEMBER 31, 1999

    The Styleclick Transaction and the consolidation of HSN--Germany as of January 1, 2000 resulted in increases in net revenues, operating costs and expenses, other income (expense), minority interest and income taxes. The following information is supplemented, where appropriate, with pro forma information. The unaudited pro forma information is presented below for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had any of the transactions occurred as of January 1, 2000 and 1999, respectively, nor are they necessarily indicative of future results of operations.

INTERACTIVE

HSN--U.S.

    Net revenues in 2000 increased by $200.4 million, or 15.0%, to $1.5 billion from $1.3 billion in 1999, resulting primarily from Home Shopping Network's core business, which generated increased sales of $152.0 million and HSN.com, which generated increased sales of $39.9 million on revenues of $41.6 million. Total units shipped increased to 33.4 million units compared to 32.0 million units in 1999, and the average price point increased to $48.90 per unit as compared to $45.47 in 1999. Furthermore, the return rate decreased to 19.9% from 20.3% in 1999. Cost related to revenues and other costs and expenses in 2000 increased by $177.7 million, or 15.5%, to $1.3 billion from $1.1 billion in 1999 due primarily to higher sales volume and higher selling and marketing costs. Adjusted EBITDA in 2000 increased by $22.7 million, or 12.0%, to $211.5 million from $188.9 million in 1999. Adjusted EBITDA excludes amortization of cable distribution fees of $36.3 million in 2000 and $26.7 million in 1999. Excluding one-time charges and benefits, Adjusted EBITDA increased $16.4 million, to $205.2 million from $188.8 million in 1999. One time charges and benefits include one-time benefits of $6.3 million related to a favorable settlement of litigation

HSN--INTERNATIONAL AND OTHER

    Net revenues for 2000 increased by $272.1 million to $281.0 million from $8.9 million in 1999 due to the consolidation of HSN--Germany as of January 1, 2000. Revenues in 1999 related to Home Shopping Espanol. Cost related to revenues and other costs and expenses in 2000 increased by $252.9 million to $266.3 million from $13.4 million in 1999 and Adjusted EBITDA in 2000 increased by $19.2 million to $14.7 million from a loss in 1999 of $4.5 million. Costs related to revenues and other costs and Adjusted EBITDA increased due to the consolidation of HSN--Germany as of January 1, 2000. On a pro forma basis, 2000 revenues increased by $105.3 million and Adjusted EBITDA increased by $2.9 million. These results were dampened by the impact of the Euro exchange rate decline against the dollar, which resulted in lower equivalent U.S. dollar revenue of $35.3 million and lower Adjusted EBITDA of $3.9 million as compared to 1999.

ELECTRONIC COMMERCE SOLUTIONS/ STYLECLICK

    Net revenues in 2000 decreased by $1.5 million to $30.4 million compared to $31.9 million in 1999 due to decreases in the Company's auction sites of $6.7 million as compared to 1999, offset partially by higher revenues of ECS. The decrease is due to the merger of ISN and Styleclick and the integration of the ISN sites with the Styleclick technology, resulting in a period of 2000 where no significant sales occurred, offset partially by increases in ECS teleservices and Short Shopping contextual selling spots, including spots during USA Network's coverage of the US Open. Cost related to revenues and other costs and expenses in 2000 increased by $5.2 million due primarily to start-up costs incurred to launch the business initiatives and other overhead expenses, offset partially by lower marketing expenditures related to the auction business. Adjusted EBITDA loss in 2000 increased by $6.7 million. Styleclick was acquired by USA in July 2000. On a pro forma basis, net revenue for the segment decreased $5.8 million and the Adjusted EBITDA loss widened $3.42 million as compared to 1999.

    As a result of the 2000 losses and anticipated operating losses of Styleclick at that time, and the continuing evaluation of the operations and technology, Styleclick determined the goodwill recorded in conjunction with the Styleclick Merger was impaired and recorded a write-down of $145.6 million as goodwill amortization as of December 31, 2000.

ENTERTAINMENT

CABLE AND STUDIOS

    Net revenues in 2000 increased by $220.4 million, or 16.9%, to $1.5 billion from $1.3 billion in 1999 due primarily to an increase in advertising revenues at USA Network and a significant increase in advertising revenues and affiliate revenues at Sci Fi Channel due to an increase in subscribers. Ratings and affiliate revenues increased at both networks. Net revenues at Studios USA increased due primarily to increased productions for USA Network and Sci Fi Channel, increased deliveries of network drama and reality productions, and increased performance of talk shows. Note that Studios USA defers revenue recognition for internally produced series for USA Network and Sci Fi Channel until the product is aired on the networks. Cost related to revenues and other costs and expenses in 2000 increased by $106.7 million, or 12.3%, to $977.5 million from $870.8 million in 1999, resulting primarily from costs associated with the increased revenues of all of the businesses, offset partially by efficient use of programming and increased usage of internally developed product by USA, resulting in reduced program amortization. Adjusted EBITDA in 2000 increased by $113.8 million, or 26.2%, to $547.7 million from $433.9 million in 1999.

EMERGING NETWORKS

    Net revenues increased by $19.1 million to $20.3 million in 2000 from $1.2 million in 1999 due to the acquisition of Trio and NewsWorld International on May 19, 2000. Prior to this acquisition, the results reflect only SciFi.com. Cost related to revenue increased by $23.3 million in 2000 as compared to 1999 due primarily to the increased revenues as well as start-up initiatives. Adjusted EBITDA loss in 2000 increased by $4.1 million.

DEPRECIATION AND AMORTIZATION, NON-CASH COMPENSATION AND OTHER INCOME (EXPENSE)

    Depreciation and amortization decreased $201.2 million to $376.8 million from $175.5 million, due primarily to the impact in 2000 of the write-off of Styleclick goodwill of $145.6 million. Amortization of non-cash compensation expense increased to $9.7 million in 2001 from $6.1 million in 2000 due primarily to costs recorded related to a consulting arrangement as part of a resignation agreement with a senior executive. Non-cash compensation expense relates to non-cash charges for the Company's bonus stock purchase program, restricted stock awards, and stock compensation expense related to certain executive terminations.

    For the year ended December 31, 2001, net interest expense decreased by $27.2 million compared to 2000 primarily due to lower borrowing levels as a result of the repayment of bank debt in 1999 from the proceeds of equity transactions involving Universal and Liberty.

    In the year ended December 31, 2000, the Company realized pre-tax losses of $7.9 million on equity losses in unconsolidated subsidiaries compared to $0.8 million in 1999, primarily resulting from HOT Networks, which operates electronic retailing operations in Europe. In 2000, the Company recorded
$35.9 million related to the write-off of equity investments to fair value, compared to none in 1999. The write-off in equity investments was based upon management's estimate of the current value of the investments, considering the current business environment, financing opportunities of the investees, anticipated business plans and other factors. Note that the majority of investments were in Internet related companies. In the year ended December 31, 2000, the Company realized pre-tax losses of $7.9 million on equity losses in unconsolidated subsidiaries compared to $0.8 million in 1999, primarily resulting from HOT Networks, which operates electronic retailing operations in Europe.

    In the year ended December 31, 2000, the Company realized a pre-tax gain of $104.6 million based upon the exchange of 25% of ISN for 75% of Old Styleclick in the Styleclick Transaction. In the year ended December 31, 1999, the Company realized pre-tax gains of $89.7 million related to the sale of securities and $10.4 million from the reversal of equity losses that were recorded in 1998 as a result of the Universal Transaction.

MINORITY INTEREST

    Minority interest primarily represents Universal's and Liberty's ownership interest in USANi LLC, the public's ownership interest in Styleclick since
July 27, 2000 and the public's ownership interest in HSN--Germany since its consolidation as of January 1, 2000. Upon completion of the Vivendi Transaction, Holdco and USA will own 100% of the member's interest in USANi LLC.

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

    At December 31, 2001, the Company's outstanding debt approximated
$532.4 million, substantially all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate.

FOREIGN CURRENCY EXCHANGE RISK

    The Company conducts business in certain foreign markets, primarily in the European Union. The Company has exposure to exchange rate fluctuations of the U.S. dollar to the Euro. However, the Company intends to reinvest profits from international operations in order to grow the businesses.

    As the Company increases its operations in international markets it becomes increasingly exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on the Company are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to adjust its financing and operating strategies.

    As currency exchange rates change, translation of the income statements of the Company's international businesses into U.S. dollars affects year-over-year comparability of operating results. The Company does not hedge translation risks because cash flows from international operations are generally reinvested locally. Further, the Company does not enter into hedges to minimize volatility of reported earnings because the Company does not believe it is justified by the attendant cost.

    Foreign exchange gains and losses were not material to the Company's earnings for the years ended December 31, 2001, 2000 and 1999.

EQUITY PRICE RISK

    The Company has a minimal investment in equity securities of publicly-traded companies. This investment, as of December 31, 2001, was considered available-for-sale, with the unrealized gain deferred as a component of stockholders' equity. It is not customary for the Company to make significant investments in equity securities as part of its investment strategy.

SIGNIFICANT ACCOUNTING POLICIES

    In connection with the issuance of Securities and Exchange Commission FR-60, the following disclosure is provided to supplement USA's accounting policies in regard to significant areas of judgment. Management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with generally accepted accounting principles. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates. Because of the size of the financial statement elements they relate to, some of our accounting policies and estimates have a more significant impact on our financial statements than others:

    - How we access the recoverability of the carrying value of long -lived assets is disclosed in Footnote 2. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value. The determination of cash flows is based upon assumptions and forecasts that may not occur. Although it has not completed its assessment, the Company does not anticipate a write-off upon adoption.

    - Our revenue recognition for HSN is described in Footnote 2. As noted, sales are reduced by incentive discounts and sales returns to arrive at net sales. Home Shopping's sales policy allows merchandise to be returned at the customer's discretion within 30 days of the date of delivery and allowances for returned merchandise and other adjustments are provided based upon past experience. The estimated return percentage for 2001 of 19.6% was arrived at based upon empirical evidence of actual returns, and the percentage was applied against sales to arrive at net sales. Actual levels of product returned may vary from these estimates.

    - The estimated ultimate costs of completed television productions and filmed entertainment are amortized, and participation expenses are accrued, for each production in the proportion that current period revenue recognized bears to the estimated future revenue to be received from all sources. Estimated ultimate revenues and costs are reviewed quarterly and revisions to amortization rates or write-downs to net realizable value are made as required. Actual ultimate revenue and expense may differ from estimates, as shifts in audience viewing habits, program time-slot changes, increased competition and other factors outside the Company's control could adversely impact actual results.

    - Merchandise inventories are valued at the lower of cost or market, cost being determined using the first-in, first-out method. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors. Net realizable value is estimated by management based upon historical sales data, the age of inventory, the quantity of goods on hand and the ability to return merchandise to vendors. The actual net realizable value may vary from estimates due to changes in customer tastes or viewing habits, or errors in judgment made by merchandising personnel when ordering new products.

    - The Company has entered into various arrangements that contain multiple elements, such as arrangements providing for distribution and other services to be provided by the third party to multiple USA business segments. Multi-element arrangements require that management assess the relative fair value of the elements based upon revenue forecasts and other factors. The actual fair value of the various services received may differ from these estimates.

    - The Company has entered into various non-monetary transactions, principally related to barter advertising for goods and services which are recorded at the estimated fair value of the products or services received or given in accordance with the provisions of the Emerging Issues Task Force Issue No. 99-17, "Accounting for Advertising Barter Transactions." The actual fair value of the products and services received may differ from these estimates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
HOME SHOPPING NETWORK, INC.

    We have audited the accompanying consolidated balance sheets of Home Shopping Network, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home Shopping Network, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in Note 2 to the consolidated financial statements, on January 1, 2001, the Company adopted AICPA Statement of Position 00-2, "Accounting by Producers or Distributors of Films."

                                        /s/ ERNST & YOUNG LLP

New York, New York
January 29, 2002

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
  Product sales..........................................  $1,935,542   $1,799,932   $1,370,790
  Service revenue........................................   1,687,376    1,554,860    1,315,689
                                                           ----------   ----------   ----------
  Net revenues...........................................   3,622,918    3,354,792    2,686,479
Operating costs and expenses:
  Cost of sales-product sales............................   1,287,630    1,178,369      900,896
  Cost of sales-service revenue..........................      16,823        6,360        4,446

  Program costs..........................................     726,549      684,992      630,956
  Selling and marketing..................................     421,259      383,722      277,257
  General and administrative.............................     336,140      284,800      231,003
  Other operating costs..................................     132,801      129,458       89,793
  Amortization of cable distribution fees................      43,975       36,322       26,680
  Amortization of non-cash compensation..................       9,799        9,704        6,314
  Depreciation and amortization..........................     236,819      376,791      175,539
                                                           ----------   ----------   ----------
  Total operating costs and expenses.....................   3,211,795    3,090,518    2,342,884
                                                           ----------   ----------   ----------
Operating profit.........................................     411,123      264,274      343,595
Other income (expense):
  Interest income........................................      43,675       61,336       37,573
  Interest expense.......................................     (73,183)     (69,659)     (73,106)
  Gain on sale of securities.............................          --           --       89,721
  Gain on sale of subsidiary stock.......................          --      104,625           --
  Other, net.............................................     (40,395)     (45,859)       2,103
                                                           ----------   ----------   ----------
                                                              (69,903)      50,443       56,291
Earnings before income taxes, minority interest and
  cumulative effect of accounting change.................     341,220      314,717      399,886
Income tax expense.......................................     (87,738)     (89,424)     (73,318)
Minority interest........................................    (188,925)    (160,267)    (241,369)
                                                           ----------   ----------   ----------
Earnings before cumulative effect of accounting change...      64,557       65,026       85,199
Cumulative effect of accounting change...................       1,901           --           --
                                                           ----------   ----------   ----------
NET EARNINGS.............................................  $   66,458   $   65,026   $   85,199
                                                           ----------   ----------   ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
                                       ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................  $  779,592   $   71,816
Accounts and notes receivable, net of allowance of $30,586
  and $50,646, respectively.................................     533,869      519,365
Inventories, net............................................     404,155      396,523
Investments held for sale...................................          --          750
Deferred income taxes.......................................      11,084       17,448
Other current assets, net...................................      26,120       18,024
                                                              ----------   ----------
  Total current assets......................................   1,754,820    1,023,926

PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................     132,712      143,559
Buildings and leasehold improvements........................      79,043       71,979
Furniture and other equipment...............................      96,941       76,623
Land........................................................      10,386       10,281
Projects in progress........................................      40,032       32,747
                                                              ----------   ----------
                                                                 359,114      335,189
  Less accumulated depreciation and amortization............    (120,468)     (83,549)
                                                              ----------   ----------
                                                                 238,646      251,640
OTHER ASSETS
Intangible assets, net......................................   4,888,545    5,023,735
Cable distribution fees, net................................     158,880      159,473
Long-term investments.......................................      39,485       29,187
Notes and accounts receivable, net ($99,819 and $22,575,
  respectively, from related parties).......................     130,368       33,571
Inventories, net............................................     484,679      430,215
Advances to USA and subsidiaries............................      70,477      547,292
Deferred charges and other, net.............................      58,475       44,011
                                                              ----------   ----------
                                                              $7,824,375   $7,543,050
                                                              ----------   ----------
                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term obligations.................  $   32,911   $   20,053
Accounts payable, trade.....................................     233,063      201,484
Obligations for program rights and film costs...............     272,601      283,812
Cable distribution fees.....................................      32,795       33,598
Deferred revenue............................................      58,949       41,335
Other accrued liabilities...................................     416,212      351,331
                                                              ----------   ----------
Total current liabilities...................................   1,046,531      931,613
LONG-TERM OBLIGATIONS (net of current maturities)...........     499,513      504,063
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, net of
  current...................................................     285,378      295,210
OTHER LONG-TERM LIABILITIES.................................      40,247       81,925
DEFERRED INCOME TAXES.......................................      69,397       25,821
MINORITY INTEREST...........................................   4,563,804    4,420,252
COMMITMENTS AND CONTINGENCIES...............................          --           --

STOCKHOLDERS' EQUITY
Common Stock................................................   1,221,408    1,221,408
Additional paid-in capital..................................      70,312       70,312
Retained earnings...........................................      33,398       (2,320)
Accumulated other comprehensive income......................      (5,613)      (5,234)
                                                              ----------   ----------
  Total stockholder's equity................................   1,319,505    1,284,166
                                                              ----------   ----------
                                                              $7,824,375   $7,543,050
                                                              ----------   ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                         ACCUMULATED
                                                               ADDITIONAL   RETAINED                        OTHER
                                                    COMMON      PAID-IN     EARNINGS      UNEARNED      COMPREHENSIVE
                                       TOTAL        STOCK       CAPITAL     (DEFICIT)   COMPENSATION        INCOME
                                     ----------   ----------   ----------   ---------   -------------   --------------
                                                                      (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1998.......  $1,320,172   $1,221,408    $70,755     $  18,379       $(723)        $  10,353
  Comprehensive Income:
    Net earnings for the year ended
      December 31, 1999............      85,199           --         --        85,199          --                --
    Decrease in unrealized gains in
      available for sale
      securities...................     (10,353)          --         --            --          --           (10,353)
                                     ----------
    Comprehensive income...........      74,846
                                     ----------
  Mandatory tax distribution to LLC
    partners.......................     (52,755)          --         --       (52,755)         --                --
  Amortization of unearned
    compensation related to stock
    options and equity
    participation plans............         280           --       (443)           --         723                --
                                     ----------   ----------    -------     ---------       -----         ---------
BALANCE AT DECEMBER 31, 1999.......   1,342,543    1,221,408     70,312        50,823          --                --
  Comprehensive Income:
    Net earnings for the year ended
      December 31, 2000............      65,026           --         --        65,026          --                --
    Decrease in unrealized loss in
      available for sale
      securities...................      (5,647)          --         --            --          --            (5,647)
    Foreign currency translation...         413           --         --            --          --               413
                                     ----------
    Comprehensive income...........      59,792           --         --            --          --                --
                                     ----------
  Mandatory tax distribution to LLC
    partners.......................    (118,169)          --         --      (118,169)         --                --
                                     ----------   ----------    -------     ---------       -----         ---------
BALANCE AT DECEMBER 31, 2000.......   1,284,166    1,221,408     70,312        (2,320)         --            (5,234)
  Comprehensive Income:
    Net earnings for the year ended
      December 31, 2001............      66,458           --         --        66,458          --                --
    Decrease in unrealized loss in
      available for sale
      securities...................       5,647           --         --            --          --             5,647
    Foreign currency translation...      (6,026)          --         --            --          --            (6,026)
                                     ----------
    Comprehensive income...........      66,079           --         --            --          --                --
                                     ----------
  Mandatory tax distribution to LLC
    partners.......................     (30,740)          --         --       (30,740)         --                --
                                     ----------   ----------    -------     ---------       -----         ---------
BALANCE AT DECEMBER 31, 2001.......  $1,319,505   $1,221,408    $70,312     $  33,398       $  --         $  (5,613)
                                     ----------   ----------    -------     ---------       -----         ---------

    Accumulated other comprehensive income is comprised of unrealized (losses) gains on available for sale securities of $0 and $(5,647) for December 31, 2001 and 2000, respectively and foreign currency translation adjustments of $(5,613) and $413 for December 31, 2001 and 2000 respectively. There were no foreign currency translation for December 31, 1999.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings................................................  $  66,458   $  65,026   $  85,199
ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization.............................    236,819     376,791     175,539
  Amortization of cable distribution fees...................     43,975      36,322      26,680
  Amortization of program rights and film costs.............    658,328     597,659     532,900
  Gain on sale of subsidiary stock..........................         --    (104,625)         --
  Cumulative effect of accounting change....................     (1,901)         --          --
  Non-cash compensation.....................................      9,799       9,704       6,314
  Amortization of deferred financing costs..................         --       2,457       5,035
  Deferred income taxes.....................................         --      30,186      13,298
  Equity in (earnings) losses of unconsolidated
    affiliates..............................................     38,155      46,025      (1,866)
  Minority interest.........................................    188,925     160,267     241,369

CHANGES IN CURRENT ASSETS AND LIABILITIES:
  Accounts receivable.......................................    (40,545)   (105,835)    (33,879)
  Inventories...............................................     30,210     (44,687)    (16,805)
  Accounts payable..........................................     25,118      34,425     (11,233)
  Accrued liabilities and deferred revenue..................     76,135      73,007      28,738
  Payment for program rights and film costs.................   (764,625)   (739,066)   (555,383)
  Increase in cable distribution fees.......................    (47,393)    (64,876)    (42,887)
  Other, net................................................    (17,319)    (12,541)    (25,321)
                                                              ---------   ---------   ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES.................    502,139     360,239     427,698

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired........................    (35,845)   (110,780)     (7,500)
  Capital expenditures......................................    (68,496)    (94,826)    (70,681)
  Increase in long-term investments and notes receivable....   (110,871)    (40,220)    (54,478)
  Proceeds from sale of securities..........................         --       2,194     107,231
  Payment of merger and financing costs.....................         --          --          --
  Other, net................................................     21,627      (2,168)      8,654
                                                              ---------   ---------   ---------
  NET CASH USED IN INVESTING ACTIVITIES.....................   (193,585)   (245,800)    (16,774)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings................................................     22,494      64,611          --
  Payment of mandatory tax distribution to LLC partners.....    (30,740)   (118,169)    (52,755)
  Principal payments on long-term obligations...............    (14,842)    (60,981)   (253,224)
  Repurchase of LLC shares..................................         --    (129,907)     (8,934)
  Proceeds from issuance of LLC shares......................         --     210,455     410,545
  Advances from (to) USA and subsidiaries...................    430,242    (246,775)   (493,985)
  Other.....................................................     (5,821)    (10,531)         --
                                                              ---------   ---------   ---------
  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES.......    401,333    (291,297)   (398,353)
Effect of exchange rate changes on cash and cash
  equivalents...............................................     (2,111)      1,200          --
                                                              ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    707,776    (175,658)     12,571
Cash and cash equivalents at beginning of period............     71,816     247,474     234,903
                                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 779,592   $  71,816   $ 247,474
                                                              ---------   ---------   ---------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION

GENERAL

    Home Shopping Network, Inc. (the "Company" or "Home Shopping"), is a holding company, whose subsidiary USANi LLC is engaged in diversified media and electronic commerce businesses. In December 1996, the Company consummated a merger with USA Networks, Inc. ("USA"), formerly known as HSN, Inc., and became a subsidiary of USA (the "Home Shopping Merger").

    On February 12, 1998, the Company acquired USA Cable, a New York general partnership, consisting of cable television networks, USA Network and Sci Fi Channel ("USA Cable"), as well as the domestic television production and distribution businesses of Universal Studios ("Studios USA") from Universal Studios, Inc. ("Universal"), an entity controlled by The Seagram Company Ltd. ("Seagram") (the "Universal Transaction"). In connection with the Universal Transaction, the Company formed a new subsidiary, USANi LLC, and contributed the operating assets of the Home Shopping Network services ("HSN") to USANi LLC. Furthermore, USA contributed USA Cable and Studios USA to USANi LLC on
February 12, 1998.

    The Company is organized into two groups, the Interactive Group and the Entertainment Group. The Interactive Group consists of Home Shopping Network (including HSN International and HSN.com; Electronic Commerce Solutions; and Styleclick (OTC: IBUY). The Entertainment Group consists of USA Cable, including USA Network and Sci Fi Channel and Emerging networks TRIO, Newsworld International, and Crime; and Studios USA, which produces and distributes television programming.

    On December 17, 2001, USA and Vivendi Universal, S.A. ("Vivendi") announced a transaction (the "Vivendi Transaction") in which USA's Entertainment Group, consisting of USA Cable, Studios USA, and USA Films, would be contributed to Vivendi Universal Entertainment, a new joint venture controlled by Vivendi. See below for further discussion under "Subsequent Events".

SUBSEQUENT EVENTS (UNAUDITED)

CONTRIBUTION OF THE USA ENTERTAINMENT GROUP TO VUE

    On December 17, 2001, USA announced it had entered into an agreement with Vivendi pursuant to which USA would contribute USA's Entertainment Group to a limited liability entity (Vivendi Universal Entertainment, "VUE") to be controlled by Vivendi, to which Vivendi would contribute the film, television and theme park businesses of Universal Studios, Inc. ("Universal"). Upon consummation of the Vivendi transaction, the joint venture will be controlled by Vivendi and its subsidiaries, with the common interests owned 93.06% by Vivendi, 5.44% by USA and 1.5% by Mr. Diller, Chairman and CEO of USA.

    In connection with the Vivendi Transaction, USA and its subsidiaries will receive the following at the closing of the transactions: (i) approximately $1.62 billion in cash, debt-financed by VUE, subject to tax-deferred treatment for a 15-year period, (ii) a $750 million face value Class A preferred interest in VUE, with a 5% annual paid-in-kind dividend and a 20-year term, to be settled in cash at its then face value at maturity; (iii) a $1.75 billion face value Class B preferred interest in VUE, with a 1.4% annual paid-in-kind dividend, a 3.6% annual cash dividend, callable and puttable after 20 years, to be settled by Universal at its then face value with a maximum of approximately
56.6 million USA common shares, provided that Universal may substitute cash in lieu of shares of USA common stock (but not USA Class B common stock), at its election; (iv) a 5.44% common interest in VUE, generally callable by

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 1--ORGANIZATION (CONTINUED)
Universal after five years and puttable by USA after eight years, which may be settled in either Vivendi stock or cash, at Universal's election, and (v) a cancellation of Universal's USANi LLC interests currently exchangeable into USA common shares including USANi LLC interests obtained from Liberty in connection with a related transaction (see immediately below).

    Related to the transaction, Liberty will exchange 7,079,726 shares of USANi LLC for shares of USA common stock, and subsequently transfer to Universal 25,000,000 shares of USA common stock, its remaining 38,694,982 shares of USANi LLC, as well as the assets and liabilities of Liberty Programming France (which consist primarily of 4,921,250 shares of multiThematiques S.A., a French entity), in exchange for 37,386,436 Vivendi ordinary shares.

    In addition, USA will issue to Universal ten-year warrants to acquire shares of USA common stock as follows: 24,187,094 shares at $27.50 per share; 24,187,094 shares at $32.50 per share; and 12,093,547 shares at $37.50 per share. Barry Diller, USA's chairman and chief executive officer, will receive a common interest in VUE with a 1.5% profit sharing percentage, with a minimum value of $275.0 million, in return for his agreeing to specified non-competition provisions and agreeing to serve as chairman and chief executive officer of VUE. USA and Mr. Diller have agreed that they will not compete with Vivendi's television and filmed entertainment businesses (including VUE) for a minimum of 18 months.

    In February 2002, Mr. Diller assigned to three executive officers of USA, the right to receive economic interests in a portion of the common interests in VUE that Mr. Diller will receive upon closing of the transactions.

    The Vivendi Transaction is subject to USA shareholder vote, including the approval of 66 2/3% of the outstanding USA common stock and USA preferred stock, voting together as a single class, and excluding shares held by Vivendi, Liberty, Mr. Diller and their respective affiliates, as well as other customary regulatory approvals, and there can be no assurance that the transaction will be completed.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and all wholly-owned and voting-controlled subsidiaries. The Company consolidates HSN--Germany based upon a Pooling Agreement allowing for the Company to elect a majority of the Board of Directors and to control the operations of HSN--Germany. Significant intercompany transactions and accounts have been eliminated.

    Investments in which the Company owns a 20%, but not in excess of 50%, interest and where it can exercise significant influence over the operations of the investee, are accounted for using the equity method. In addition, partnership interests are recorded using the equity method. All other investments are accounted for using the cost method. The Company periodically evaluates the recoverability of investments recorded under the cost method and recognizes losses if a decline in value is determined to be other than temporary.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUES

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

    USA Cable advertising revenue is recognized in the period in which the advertising commercials are aired on the cable networks. Certain contracts with advertisers contain minimum commitments with respect to advertising viewership. In the event that such minimum commitments are not met, the contracts require additional subsequent airings of the advertisement. As a result, provisions are recorded against advertising revenues for audience under deliveries ("makegoods") until such subsequent airings are conducted. Affiliate fees are recognized in the period during which the programming is provided.

ELECTRONIC RETAILING

    Revenues from Home Shopping primarily consist of merchandise sales and are reduced by incentive discounts and sales returns to arrive at net sales. Revenues for domestic sales are recorded for credit card sales upon transaction authorization, which occurs only if the goods are in stock, and for check sales upon receipt of customer payment, which does not vary significantly from the time goods are shipped. Revenues for international sales are recorded upon shipment. Home Shopping's sales policy allows merchandise to be returned at the customer's discretion within 30 days of the date of delivery. Allowances for returned merchandise and other adjustments are provided based upon past experience.

OTHER

    Revenues from all other sources are recognized either upon delivery or when the service is provided.

FILM COSTS

    Film costs consist of direct production costs and production overhead, less accumulated amortization. Prior to the adoption of SOP 00-2 on January 1, 2001 (see below for further information), development roster (and related costs), abandoned story and development costs were charged to production overhead. Film costs are stated at the lower of unamortized cost or estimated net realizable value on a production-by-production basis.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Generally, the estimated ultimate costs of completed film costs are amortized, and participation expenses are accrued, for each production in the proportion that current period revenue recognized bears to the estimated future revenue to be received from all sources. Amortization and accruals are made under the individual film forecast method. Estimated ultimate revenues and costs are reviewed quarterly and revisions to amortization rates or write-downs to net realizable value are made as required.

    Film costs, net of amortization, are classified as non-current assets.

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

ADVERTISING BARTER TRANSACTIONS

    Barter transactions represent the exchange of commercial air-time for programming, merchandise or services. The transactions are recorded at the estimated fair market value of the asset or services received or given in accordance with Emerging Issues Task Force Issue No. 99-17, "Accounting for Advertising Barter Transactions." Barter revenue for the year ended December 31, 2001 was $42.2 million. Barter revenues for the year ended December 31, 2000 and 1999 are not material to the Company's statement of operations.

MERCHANDISE INVENTORIES, NET

    Merchandise inventories are valued at the lower of cost or market, cost being determined using the first-in, first-out method. Cost includes freight, certain warehouse costs and other allocable overhead. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors. Merchandise inventories are presented net of an inventory carrying adjustment of $40.4 million and $37.9 million at December 31, 2001 and 2000, respectively.

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

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Depreciation and amortization is provided for on a straight-line basis to allocate the cost of depreciable assets to operations over their estimated service lives.

                                                    DEPRECIATION/AMORTIZATION
ASSET CATEGORY                                               PERIOD
--------------                                      -------------------------
Computer and broadcast equipment..................        3 to 13 Years
Buildings.........................................       30 to 40 Years
Leasehold improvements............................        4 to 20 Years
Furniture and other equipment.....................        3 to 10 Years

    Depreciation and amortization expense on property, plant and equipment was $83.6 million, $65.2 million and $41.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

LONG-LIVED ASSETS INCLUDING INTANGIBLES

    The Company's accounting policy regarding the assessment of the recoverability of the carrying value of long-lived assets, including goodwill and other intangibles and property, plant and equipment, is to review the carrying value of the assets if the facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value. See below under "New Accounting Pronouncements" for further information related to goodwill and other intangible assets. The Company amortizes goodwill and other intangible assets over their estimated useful lives, which range from 3 to 40 years for goodwill and 1 to 5 years for intangibles.

CABLE DISTRIBUTION FEES

    Cable distribution fees relate to upfront fees paid in connection with multi-year cable contracts for carriage of Home Shopping's programming. These fees are amortized to expense on a straight line basis over the terms of the respective contracts.

ADVERTISING

    Advertising costs are primarily expensed in the period incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999 were $137.3 million, $127.5 million and $95.5 million, respectively.

STOCK-BASED COMPENSATION

    The Company accounts for stock-based compensation issued to employees in accordance with APB 25, "Accounting for Stock Issued to Employees." In cases where exercise prices are less than fair value as of the grant date, compensation is recognized over the vesting period. For stock-based compensation issued to non-employees, the Company accounts for the grants in accordance with FASB Statement No. 123, "Accounting for Stock Based Compensation."

MINORITY INTEREST

    Minority interest represents the ownership interests of third parties in the net assets and results of operations of certain consolidated subsidiaries. Minority interest primarily represents the public's

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) ownership interest in Styleclick since July 27, 2000 and the public's ownership interest in HSN--Germany since its consolidation as of January 1, 2000. Upon completion of the Vivendi Transaction, Holdco and USA will own 100% of the member's interest in USANi LLC.

FOREIGN CURRENCY TRANSLATION

    The financial position and operating results of all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses, which have not been material, are included as a component of accumulated other comprehensive income (loss) in accumulated deficit.

ISSUANCES OF SUBSIDIARY STOCK

    The Company accounts for issuances of stock by a subsidiary via income statement recognition, recording income or losses as non-operating income/ (expense). During the year ended December 31, 2000, the Company recorded a gain of $104.6 million related to the issuance of subsidiary stock. See Note 3 for further discussion.

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

NEW ACCOUNTING PRONOUNCEMENTS

GOODWILL AND OTHER INTANGIBLE ASSETS

    Effective January 1, 2002, all calendar year companies will be required to adopt Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." The new rules eliminate amortization of goodwill and other intangible assets with indefinite lives and establish new measurement criterion for these assets. Although it has not completed its assessment, the Company does not anticipate a write-off upon adoption. The rules are expected to reduce USA's annual amortization by approximately
$145.4 million.

FILM ACCOUNTING

    The Company adopted SOP 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2") during the twelve months ended December 31, 2001. SOP 00-2 established new film accounting

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. This compares to the Company's previous policy of first capitalizing these costs and then expensing them over the related revenue streams. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which was required under the previous accounting rules. SOP 00-2 also requires all film costs to be classified in the balance sheet as non-current assets. Provisions of SOP 00-2 in other areas, such as revenue recognition, generally are consistent with the Company's existing accounting policies.

    SOP 00-2 was adopted as of January 1, 2001, and the Company recorded a one-time, non-cash benefit of $1.9 million. The benefit is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

RECLASSIFICATIONS

    Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 2001 presentation.

NOTE 3--BUSINESS ACQUISITIONS

STYLECLICK TRANSACTION

    On July 27, 2000, USA and Styleclick.com Inc., an enabler of e-commerce for manufacturers and retailers, completed the merger of Internet Shopping Network, a subsidiary of USA, and Styleclick.com (the "Styleclick Transaction"). The entities were merged with a new company, Styleclick, Inc., which owns and operates the combined properties of Styleclick.com and ISN. Styleclick, Inc. is traded on the OTC under the symbol "IBUY". In accordance with the terms of the agreement, USA invested $40 million in cash and agreed to contribute
$10 million in dedicated media, and received warrants to purchase additional shares of the new company. At closing, Styleclick.com repaid $10 million of borrowings outstanding under a bridge loan provided by USA.

    The aggregate purchase price, including transaction costs, of $211.9 million was determined as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Value of portion of Styleclick.com acquired in the merger...     $121,781
Additional cash and promotional investment by USA...........       50,000
Fair value of outstanding "in the money options" and
  warrants of Styleclick.com................................       37,989
Transaction costs...........................................        2,144
                                                                 --------
Total acquisition costs.....................................     $211,914
                                                                 --------

    The fair value of Styleclick.com was based on the fair value of $15.78 per share times 7.7 million shares outstanding. Fair value of the shares was determined by taking an average of the opening and closing price of Styleclick.com common stock for the period just before and just after the terms of the transaction were agreed to by the Company and Styleclick.com and announced to the public. In

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 3--BUSINESS ACQUISITIONS (CONTINUED) conjunction with the transaction, the Company recorded a pre-tax gain of $104.6 million in accordance with Staff Accounting Bulletin No. 51, "Accounting for Sales of Stock by a Subsidiary", based upon the 25% of ISN's net book value exchanged for 75% of Styleclick.com's fair value, determined based upon the fair value of Styleclick.com common stock received in the merger.

    The Styleclick transaction has been accounted for under the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase. The unallocated excess of acquisition costs over net assets acquired of $170.2 million has been allocated to goodwill, which originally was being amortized over 3 years.

    In March 2001, Styleclick announced a new company organization designed to advance its offering of scaleable commerce services. The announcement included Styleclick's acquisition of the MVP.com technology platform. Also in March 2001, the Styleclick Board elected two executives of ECS to top management positions at Styleclick, and certain senior executives of Styleclick left the Company. As of December 31, 2000, as a result of the historical and anticipated operating losses of Styleclick, and the continuing evaluation of the operations and technology, Styleclick determined the goodwill recorded in conjunction with the Styleclick Merger was impaired and recorded a write-down of $145.6 million as goodwill amortization in fiscal 2000. Since the second quarter of 2001, Styleclick has focused on e-commerce services and technology while eliminating its online retail business. During this transition, Styleclick continued to incur significant net losses from operations that raise substantial doubt about Styleclick's ability to continue as a going concern. Styleclick is considering its options with respect to the situation.

BUSINESS ACQUISITION PRO FORMA RESULTS

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

                                                        YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                          2000          1999
                                                       -----------   -----------
Net revenues.........................................  $3,356,681    $2,692,653
Net income...........................................      61,413        73,021

NOTE 4--INTANGIBLE ASSETS

    Intangible assets represents goodwill which is amortized using the straight-line method over periods ranging from 3 to 40 years.

    Goodwill primarily relates to various transactions, and represents the excess of purchase price over the fair value of assets acquired and is net of accumulated amortization of $573.1 million and $453.6 million at December 31, 2001 and 2000, respectively.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 5--LONG-TERM OBLIGATIONS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Unsecured Senior Credit Facility ("New Facility"); with a
  $40,000,000 sub-limit for letters of credit, entered into
  February 12, 1998, which matures on December 31, 2002. At
  the Company's option, the interest rate on borrowings is
  tied to the London Interbank Offered Rate ("LIBOR") or the
  Alternate Base Rate ("ABR"), plus an applicable margin.
  Interest rate at December 31, 2000 was 2.9%...............  $     --   $     --
$500,000,000 6 3/4% Senior Notes (the "Senior Notes") due
  November 15, 2005; interest payable May 15 and
  November 15 commencing May 15, 1999. Interest rate at
  December 31, 2001 was 6.75%...............................   498,515    498,213
Other long-term obligations maturing through 2005...........    33,909     25,903
                                                              --------   --------
Total long-term obligations.................................   532,424    524,116
Less current maturities.....................................   (32,911)   (20,053)
                                                              --------   --------
Long-term obligations, net of current maturities............  $499,513   $504,063
                                                              --------   --------

    On February 12, 1998, USA and USANi LLC, as borrower, entered into a credit agreement which provides for a $1.6 billion credit facility. The credit facility was used to finance the Universal Transaction and to refinance USA's then-existing $275.0 million revolving credit facility. The credit facility consists of (1) a $600.0 million revolving credit facility with a $40.0 million sub-limit for letters of credit, (2) a $750.0 million Tranche A Term Loan and,
(3) a $250.0 million Tranche B Term Loan. The Tranche A Term Loan and the Tranche B Term Loan have been permanently repaid as of December 31, 1999, as described below.

    The existing credit facility is guaranteed by certain of USA's subsidiaries. The interest rate on borrowings under the existing credit facility is tied to an alternate base rate or the London InterBank Rate, in each case, plus an applicable margin, and $595.4 million was available for borrowing as of December 31, 2001 after taking into account outstanding letters of credit. The credit facility includes covenants requiring, among other things, maintenance of specific operating and financial ratios and places restrictions on payment of certain dividends, incurrence of indebtedness and investments. The Company pays a commitment fee of .1875% on the unused portion of the credit facility. Note that with the closing of the Vivendi Transaction, the Company expects that the existing credit facility will expire.

    Aggregate contractual maturities of long-term obligations are as follows:

YEARS ENDING DECEMBER 31,                                     (IN THOUSANDS)
-------------------------                                     --------------
2002........................................................     $ 32,911
2003........................................................          748
2004........................................................           50
2005........................................................      498,715
2006........................................................           --
Thereafter..................................................           --
                                                                 --------
                                                                 $532,424
                                                                 --------

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 6--INCOME TAXES

    Federal income tax expense represents an allocation of income tax expense from USA, calculated as if Home Shopping was a separate filer for federal tax purposes.

    A reconciliation of total income tax expense to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

                                                   YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                  2001       2000       1999
                                                --------   --------   --------
                                                        (IN THOUSANDS)
Income tax expense at the federal statutory
  rate of 35%.................................  $119,427   $155,017   $140,064
Amortization of goodwill and other
  intangibles.................................    11,688     14,494     11,618
State income taxes, net of effect of federal
  tax benefit.................................     9,450      9,158     10,128
Impact of minority interest...................   (76,827)   (98,606)   (87,246)
Other, net....................................    24,000      9,361     (1,246)
                                                --------   --------   --------
Income tax expense............................  $ 87,738   $ 89,424   $ 73,318
                                                --------   --------   --------

    The components of income tax expense are as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2001       2000       1999
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
CURRENT INCOME TAX EXPENSE:
  Federal........................................  $55,971    $45,750    $47,265
  State..........................................   11,117      9,087     12,755
  Foreign........................................       --      4,401         --
                                                   -------    -------    -------
  Current income tax expense:....................  $67,088    $59,238    $60,020
DEFERRED INCOME TAX EXPENSE:
  Federal........................................  $17,228    $25,184    $10,472
  State..........................................    3,422      5,002      2,826
                                                   -------    -------    -------
  Deferred income tax expense:...................  $20,650    $30,186    $13,298
                                                   -------    -------    -------
  Total income tax expense.......................  $87,738    $89,424    $73,318
                                                   -------    -------    -------

    The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000, are presented below.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 6--INCOME TAXES (CONTINUED)
The valuation allowance represents items for which it is more likely than not that the tax benefit will not be realized.

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2001            2000
                                                              -------------   -------------
                                                                     (IN THOUSANDS)
CURRENT DEFERRED TAX ASSETS (LIABILITIES):
  Inventory costing.........................................    $  8,400        $ 10,888
  Provision for accrued expenses............................       8,246           3,980
  Investment in affiliates..................................          --              --
  Deferred Revenue..........................................     (55,093)        (43,385)
  Bad debts.................................................       3,505           2,573
  Program rights amortization...............................       8,472           8,472
  Other.....................................................      37,554          34,920
                                                                --------        --------
  Total current deferred tax assets.........................    $ 11,084        $ 17,448
  Less valuation allowance..................................          --              --
                                                                --------        --------
  Net current deferred tax assets...........................    $ 11,084        $ 17,448
NON-CURRENT DEFERRED TAX ASSETS (LIABILITIES):
  Broadcast and cable fee contracts.........................       1,783           1,783
  Depreciation for tax in excess of financial statements....      (6,710)         (7,769)
  Amortization of tax deductible goodwill...................     (79,962)        (44,369)
  Amortization of FCC licenses and broadcast related
    intangibles.............................................     (15,879)        (15,879)
  Program rights amortization...............................       1,804           1,804
  Investment in subsidiaries................................      10,369          10,369
  Programming...............................................      22,370          36,343
  Deferred revenue..........................................      (5,062)         (5,062)
  Net federal operating loss carryforward...................      21,334              --
  Other.....................................................      15,705          10,775
                                                                --------        --------
  Total non-current deferred tax liabilities................    $(34,248)       $(12,005)
  Less Valuation allowance..................................     (35,149)        (13,816)
                                                                --------        --------
  Net non-current deferred tax liabilities..................    $(69,397)       $(25,821)
                                                                --------        --------
TOTAL DEFERRED TAX LIABILITIES..............................    $(58,313)       $ (8,373)
                                                                --------        --------

    The Company has Federal income tax returns under examination by the Internal Revenue Service. The Company has received proposed adjustments related to certain examinations. Management believes that the resolution of the proposed adjustments will not have a material adverse effect on the Company's consolidated financial statements.

NOTE 7--COMMITMENTS AND CONTINGENCIES

    The Company leases satellite transponders, computers, warehouse and office space, as well as broadcast and production facilities, equipment and services used in connection with its operations under various operating leases and contracts, many of which contain escalation clauses.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 7--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Future minimum payments under non-cancelable agreements are as follows:

YEARS ENDING DECEMBER 31,                                     (IN THOUSANDS)
-------------------------                                     --------------
2002........................................................     $ 42,608
2003........................................................       23,089
2004........................................................       20,088
2005........................................................       10,480
2006........................................................        7,029
Thereafter..................................................       41,384
                                                                 --------
                                                                 $144,678
                                                                 --------

    Expenses charged to operations under these agreements were $61.8 million, $56.4 million and $46.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

    Unrecorded commitments for program rights consist of programs for which the license period has not yet begun or the program is not yet available to air. As of December 31, 2001, the unrecorded commitments amounted to $968.0 million. Annual commitments are $153.8 million in 2002, $173.5 million in 2003, $189.1 million in 2004, $155.0 million in 2005, $112.4 million in 2006 and
$184.2 million in 2007 and thereafter.

    The Company is required to provide funding, from time to time, for the operations of its investments in joint ventures accounted for under the equity method. To date, HSN has funded $125.3 million to Hot Networks, a company operating electronic retailing operations in Europe in which the Company holds an equity stake.

NOTE 8--INVENTORIES

                                                       DECEMBER 31, 2001       DECEMBER 31, 2000
                                                     ---------------------   ---------------------
                                                     CURRENT    NONCURRENT   CURRENT    NONCURRENT
                                                     --------   ----------   --------   ----------
                                                                    (IN THOUSANDS)
Film costs:
Released, net of amortization......................  $     --    $210,325    $     --    $216,656
In process and unreleased..........................        --      25,411          --      34,713
Programming costs, net of amortization.............   209,798     248,943     172,493     178,846
Sales merchandise, net.............................   194,357          --     224,030          --
                                                     --------    --------    --------    --------
Total..............................................  $404,155    $484,679    $396,523    $430,215
                                                     --------    --------    --------    --------

    The Company estimates that approximately 90% of unamortized film costs at December 31, 2001 will be amortized within the next three years.

NOTE 9--LITIGATION

    In the ordinary course of business, the Company is engaged in various lawsuits, including a certain class action lawsuit in connection with the Vivendi Transaction. In the opinion of management, the ultimate outcome of the various lawsuits should not have a material impact on the liquidity, results of operations or financial condition of the Company.

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

NOTE 11--STOCK OPTION PLANS

    The following describes the stock option plans. Share numbers, prices and earnings per share reflect USA's two-for-one stock split to holders of record at the close of business on February 10, 2000.

    USA has outstanding options to employees of the Company under several plans (the "Plans") which provide for the grant of options to purchase USA's common stock at not less than fair market value on the date of the grant. The options under the Plans vest ratably, generally over a range of three to five years from the date of grant and generally expire not more than 10 years from the date of grant. Five of the Plans have options available for future grants.

    USA also has outstanding options to outside directors under one plan (the "Directors Plan") which provides for the grant of options to purchase USA's common stock at not less than fair market value on the date of the grant. The options under the Directors Plan vest ratably, generally over three years from the date of grant and expire not more than 10 years from the date of grant. A summary of changes in outstanding options under the stock option plans following the Company's two-for-one stock split, is as follows:

                                                                     DECEMBER 31,
                                            ---------------------------------------------------------------
                                                   2001                  2000                  1999
                                            -------------------   -------------------   -------------------
                                                        PRICE                 PRICE                 PRICE
                                             SHARES     RANGE      SHARES     RANGE      SHARES     RANGE
                                            --------   --------   --------   --------   --------   --------
                                                                 (SHARES IN THOUSANDS)
Outstanding at beginning of period........   78,053    $ 1-$37     68,330    $ 1-$37     68,916     $ 2-37
Granted or issued in connection with
  mergers.................................    5,676    $19-$28     13,445    $17-$28      8,093     $16-28
Exercised.................................   (7,016)   $ 3-$28     (1,915)   $ 3-$17     (7,881)    $ 1-13
Cancelled.................................   (1,060)   $ 5-$28     (1,807)   $ 6-$37       (798)    $ 6-18
                                             ------                ------                ------
Outstanding at end of period..............   75,653    $ 1-$28     78,053    $ 1-$28     68,330     $ 1-37
                                             ------    -------     ------    -------     ------     ------
Options exercisable.......................   58,591    $ 1-$28     52,082    $ 1-$37     44,697     $ 1-37
                                             ------                ------                ------

    The weighted average exercise prices during the year ended December 31, 2001, were $22.87, $8.93 and $20.62 for options granted, exercised and cancelled, respectively. The weighted average fair value of options granted during the year was $9.69.

    The weighted average exercise prices during the year ended December 31, 2000, were $20.92, $9.69 and $20.13 for options granted, options exercised and options cancelled, respectively. The weighted average fair value of options granted during the year was $8.10.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 11--STOCK OPTION PLANS (CONTINUED)
    The weighted average exercise prices during the year ended December 31, 1999, were $23.77, $6.05 and $11.56 for options granted, exercised and cancelled, respectively. The weighted average fair value of options granted during the year was $9.52.

                                              OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                  -------------------------------------------   -----------------------------
                                                        WEIGHTED
                                                         AVERAGE     WEIGHTED                        WEIGHTED
                                                        REMAINING    AVERAGE                         AVERAGE
                                    OUTSTANDING AT     CONTRACTUAL   EXERCISE     EXERCISABLE AT     EXERCISE
RANGE OF EXERCISE PRICE           DECEMBER 31, 2000       LIFE        PRICE     DECEMBER 31, 2000     PRICE
-----------------------           ------------------   -----------   --------   ------------------   --------
                                                                (IN THOUSANDS)
$0.01 to $5.00..................        18,043             3.9        $ 4.72          18,043          $ 4.72
$5.01 to $10.00.................        30,088             5.0          8.43          30,085            8.43
$10.01 to $15.00................         4,008             6.5         12.46           2,795           12.42
$15.01 to $20.00................         8,422             7.2         18.74           3,748           18.71
$20.01 to $25.00................        11,462             8.4         22.81           2,294           22.50
$25.01 to $27.91................         3,630             8.1         27.71           1,626           27.90
                                        ------                                        ------
                                        75,653             5.7         10.27          58,591            7.53
                                        ------                                        ------

    Pro forma information regarding net income and earnings per share is required SFAS 123. The information is determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair market value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999: risk-free interest rates of 5.0%; a dividend yield of zero; a volatility factor of .72, .62, and .44, respectively, based on the expected market price of USA Common Stock based on historical trends; and a weighted-average expected life of the options of five years.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2001       2000       1999
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Pro forma net income (loss)......................  $(13,873)   $3,826    $48,111

    These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 12--STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE YEAR ENDED
  DECEMBER 31, 2001:

    For the twelve months ended December 31, 2001, the Company incurred non-cash compensation expense of $9.8 million, including $4.9 million related to an agreement with and executive.

    In 2001 the Company realized pre-tax losses of $30.7 million on equity losses in unconsolidated subsidiaries, resulting primarily from HOT Networks, which operates electronic retailing operations in Europe. In 2001 the Company realized pre-tax losses of $7.9 million related to the write-off of equity investments to fair value. The write-off in equity investments was based upon management's estimate of the current value of the investments, considering the current business environment, financing opportunities of the investees, anticipated business plans and other factors. Note that the majority of investments were in Internet related companies.

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

    For the twelve months ended December 31, 2000, the Company incurred non-cash compensation expense of $9.7 million, including $3.8 million related to a consulting agreement with an executive.

    In 2000 the Company realized pre-tax losses of $7.9 million on equity losses in unconsolidated subsidiaries resulting primarily from HOT Networks, which operates electronic retailing operations in Europe. In d 2000 the Company also realized pre-tax losses of $35.9 million related to the write-off of equity investments to fair value. The write-off in equity investments was based upon management's estimate of the current value of the investments, considering the current business environment, financing opportunities of the investees, anticipated business plans and other factors. Note that the majority of investments were in Internet related companies.

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE YEAR ENDED
  DECEMBER 31, 1999:

    For the twelve months ended December 31, 1999, the Company incurred non-cash compensation expense of $6.5 million.

    In 1999, the Company acquired post-production equipment through a capital lease totaling $2.5 million.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 12--STATEMENTS OF CASH FLOWS (CONTINUED)
    Supplemental disclosure of cash flow information:

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2001       2000       1999
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Cash paid during the period for:
  Interest.......................................  $35,856    $35,688    $47,112
  Income tax payments............................   12,499      5,680      3,935
  Income tax refund..............................    1,053      1,250         --

NOTE 13--RELATED PARTY TRANSACTIONS

    As of December 31, 2001, the Company was involved in several agreements with related parties as follows:

    Universal provides certain support services to the Company under a Transition Services agreement entered into in connection with the Universal Transaction. For these services, which include use of pre-production, production and post-production facilities, information technology services, physical distribution, contract administration, legal services and office space, Universal charged the Company $7.1 million, $8.2 million and $12.5 million for the years ended December 31, 2001, 2000 and 1999, respectively, of which $5.7 million, $4.7 million and $8.0 million was capitalized to production costs, respectively.

    Universal and the Company entered into an International Television Distribution Agreement under which the Company pays to Universal a distribution fee of 10% on all programming owned or controlled by the Company distributed outside of the United States. For the years ended December 31, 2001, 2000 and 1999, the fee totaled $13.6 million, $14.0 million and $9.0 million, respectively.

    In addition, the Company and Universal entered into a Domestic Television Distribution Agreement under which the Company distributes in the United States certain of Universal's television programming. For the years ended December 31, 2001, 2000 and 1999, Universal paid the Company $4.1 million, $1.5 million and $1.5 million, respectively.

    Home Shopping has affiliation agreements with USA Broadcasting ("USAB"), a wholly owned subsidiary of USA which provides for the USAB's broadcast of Home Shopping's electronic retailing programming on a full-time basis. Expense related to these affiliation agreements with USAB for the years ended
December 31, 2001, 2000 and 1999 was $17.1 million, $35.0 million and
$38.1 million, respectively.

    Under the USANi LLC Operating Agreement, USANi LLC is obligated to make a distribution to each of the LLC members in an amount equal to each member's share of USANi LLC's taxable income at a specified tax rate. The estimated amount for 2001 is $153.5 and is expected to be paid on February 28, 2002. In March 2000, the Company made a mandatory tax distribution payment to the partners in the amount of $118.1 million related to the year ended December 31, 1999, of which $50.1 was paid to USA. In March 1999, the Company paid $52.8 million, of which $24.0 million was paid to USA.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 13--RELATED PARTY TRANSACTIONS (CONTINUED)

    In connection with the settlement of its interest in an international joint venture, the Company received $24.0 million from Universal during 2001.

NOTE 14--TRANSACTIONS WITH USA AND SUBSIDIARIES

    Advances to USA and subsidiaries generally represent net amounts transferred from the Company to USA and its subsidiaries to fund operations and other related items. Pursuant to the Investment Agreement, all excess cash held at USA and subsidiaries is transferred to the Company no less frequently than monthly and the Company may transfer funds to USA to satisfy obligations of USA and its subsidiaries. Under the Investment Agreement, transfers of cash are evidenced by a demand note and accrue interest at the Company's borrowing rate under the credit facility.

    During the year ended December 31, 2001, net transfers from USA to USANi LLC totaled approximately $547.0 million, principally due to the proceeds of $589.6 from the sale of all of the capital stock of certain USA Broadcasting ("USAB") subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations to Univision Communications Inc., and net receipts of $67.4 million and $23.8 million from USA Films and PRC, respectively. The receipts were offset by $77.8 million to fund two acquisitions by PRC and $40.9 million to fund the operations of USA's television broadcast operations, as USA continued to air HSN programming on a majority of the stations until January 2002.

    During the year ended December 31, 2000, net transfers from USANi LLC to USA totaled approximately $350.4 million, including $70.8 million related to contingent purchase price payments on the Hotel Reservations Network transaction, $69.2 million to fund the operations of USA's television broadcast operations, $50.7 million to fund the operations and acquisitions of Ticketmaster, $26.9 million to fund the operations and acquisition of PRC and $32.3 million to pay off outstanding debt of PRC at the date of acquisition, offset partially by net receipts of $25.1 million from USA Films.

    During the year ended December 31, 1999, net transfers from USANi LLC to USA totaled approximately $429.1 million, including $372.2 million related to the Hotel Reservations Network Transaction and the October Films/PFE Transaction (including $200 million advanced to Universal pursuant to an eight year, full recourse, interest-bearing note in connection with the acquisition of October Films, in which Universal owned a majority interest, and the domestic film distribution and development business of Universal previously operated by Polygram Filmed Entertainment, Inc.), $50.9 million to fund the operations of USA's television broadcast operations, $98.6 million to repay a portion of the outstanding borrowings assumed in the October Films/PFE Transaction and $8.8 million to fund the operations of USA Films. Funds were also transferred to USA to purchase shares of treasury stock. These amounts were offset by $79.4 million and $40.0 million of funds transferred to USANi LLC from the Ticketing operations business and the Hotel reservations business, respectively. During the year ended December 31, 1998 net cash transfers totaling approximately $118.2 million were made to repay USA's revolving credit facility, repay Ticketmaster's bank credit facility, and fund the operations of USA's broadcast operation, offset by proceeds from the sale of the assets of SF Broadcasting and USA's Baltimore television station. The interest incurred on the net transfers for the years ended December 31, 2000, 1999 and 1998 was approximately $2.9 million, $7.2 million and $9.5 million, respectively.

    The Company allocates certain overhead expenses to the USA parent company based upon the fair value of services performed. Expenses allocated for the periods ended December 31, 2001, 2000 and 1999 were $8.6 million, $11.6 million and $8.6 million, respectively.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 15--QUARTERLY RESULTS (UNAUDITED)

                                                     QUARTER         QUARTER        QUARTER     QUARTER
                                                      ENDED           ENDED          ENDED       ENDED
                                                  DECEMBER 31,    SEPTEMBER 30,    JUNE 30,    MARCH 31,
                                                  -------------   --------------   ---------   ----------
                                                                      (IN THOUSANDS)
Year Ended December 31, 2001
Net revenues....................................    $942,687         $862,646      $912,803     $904,782
Operating profit................................      96,097           92,412       107,697      114,917
Net earnings(a)(b)..............................      (2,391)          18,023        24,361       26,465
Year Ended December 31, 2000
Net revenues....................................    $970,939         $776,881      $799,806     $807,166
Operating profit................................     (34,826)          81,347        99,769      117,984
Net earnings(a)(c)..............................     (13,546)          34,197        22,585       21,790

------------------------

(a) The Company recorded losses of $7.5 million and $0.4 million during the fourth and second quarters of 2001, respectively, related to the write-down of equity investments to fair value. The Company recorded losses of $5.4 million and $30.5 million during the fourth and third quarters of 2000, respectively, related to the write-down of equity investments to fair value.

(b) During the first quarter of 2001, the Company adopted Statement of Position 00-2, "Accounting By Producers or Distributors of Films." The Company recorded income of $1.9 million related to the cumulative effect of adoption.

(c) The quarterly results include the operations of Styleclick.com since its acquisition on July 27, 2000, and PRC since its acquisition on April 5, 2000. During the third quarter of 2000, the Company recorded a pre-tax gain of $104.6 million related to the Styleclick Transaction. During the fourth quarter of 2000, the Company recorded a pre-tax charge of $145.6 million related to the impairment of Styleclick goodwill.

NOTE 16--INDUSTRY SEGMENTS

    The Company operates principally in five industry segments: Cable and studios, HSN-US, ECS/ Styleclick, Emerging networks and HSN-International and other.

    Adjusted earnings before interest, income taxes, depreciation and amortization ("Adjusted EBITDA") is defined as operating income plus (1) depreciation and amortization, (2) amortization of cable distribution fees of $44.0 million, $36.3 million and $26.7 million in fiscal years 2001, 2000 and 1999, respectively (3) amortization of non-cash distribution and marketing expense and (4) disengagement expenses (described below) of $4.1 million in 2001. Adjusted EBITDA is presented here as a tool and as a valuation methodology used by management in evaluating the business. Adjusted EBITDA does not purport to represent cash provided by operating activities. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Adjusted EBITDA may not be comparable to calculations of similarly titled measures presented by other companies.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 16--INDUSTRY SEGMENTS (CONTINUED)
    The following is a reconciliation of Operating Income to Adjusted EBITDA for 2001, 2000 and 1999.

                                                TWELVE MONTHS ENDED DECEMBER 31,
                                                ---------------------------------
                                                  2001        2000        1999
                                                ---------   ---------   ---------
  Operating income............................  $411,123    $264,274    $343,595
  Depreciation and amortization...............   236,819     376,791     175,539
  Amortization of cable distribution fees.....    43,975      36,322      26,680
  Amortization of non cash compensation
    expense...................................     9,799       9,704       6,314
  Disengagement expenses......................     4,052          --          --
                                                --------    --------    --------
Adjusted EBITDA...............................  $705,768    $687,091    $552,128
                                                --------    --------    --------

                                                 YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                              2001         2000         1999
                                           ----------   ----------   ----------
                                                      (IN THOUSANDS)
REVENUES
Cable and studios........................  $1,633,130   $1,525,124   $1,304,683
HSN--U.S.(a).............................   1,658,904    1,533,271    1,332,911
Electronic Commerce
  Solutions/Styleclick...................      34,229       30,350       31,886
Trio, NWI, Crime, other emerging media...      24,086       20,332        1,188
HSN--International and other(b)..........     272,569      245,715        8,917
Other....................................          --           --        6,894
                                           ----------   ----------   ----------
    TOTAL................................  $3,622,918   $3,354,792   $2,686,479
                                           ----------   ----------   ----------

OPERATING PROFIT (LOSS)
Cable and studios........................  $  486,667   $  435,116   $  320,878
HSN--U.S.(a)(c)..........................      86,825      105,152      104,963
Electronic Commerce
  Solutions/Styleclick...................     (73,145)    (230,021)     (46,588)
Trio, NWI, Crime, other emerging media...     (20,133)     (13,244)      (2,989)
HSN--International and other(b)..........     (34,907)       4,641       (4,517)
Corporate & other........................     (34,184)     (37,370)     (28,152)
                                           ----------   ----------   ----------
  TOTAL..................................  $  411,123   $  264,274   $  343,595
                                           ----------   ----------   ----------

ADJUSTED EBITDA
Cable and studios........................  $  613,587   $  547,684   $  434,084
HSN--U.S.(a).............................     213,239      211,462      188,984
Electronic Commerce
  Solutions/Styleclick...................     (58,364)     (50,163)     (43,421)
Trio, NWI, Crime, other emerging media...     (11,467)      (7,120)      (2,989)
HSN--International and other(b)..........     (25,306)      10,740       (4,505)
Corporate & other........................     (25,921)     (25,512)     (20,025)
                                           ----------   ----------   ----------
  TOTAL..................................  $  705,768   $  687,091   $  552,128
                                           ----------   ----------   ----------

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 16--INDUSTRY SEGMENTS (CONTINUED)

                                                 YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                              2001         2000         1999
                                           ----------   ----------   ----------
                                                      (IN THOUSANDS)
ASSETS
Cable and studios........................  $6,189,380   $5,885,301   $5,524,236
HSN--U.S.................................   1,849,946    1,855,512    1,771,560
Electronic Commerce
  Solutions/Styleclick...................     (42,751)      36,726       28,623
Trio, NWI, Crime, other emerging media...      97,376      100,943          200
HSN--International and other.............     212,549      133,654       37,840
Corporate & other........................    (482,125)    (469,086)    (130,815)
                                           ----------   ----------   ----------
  TOTAL..................................   7,824,375   $7,543,050   $7,231,644
                                           ----------   ----------   ----------

DEPRECIATION AND AMORTIZATION OF
  INTANGIBLES AND CABLE DISTRIBUTION FEES
Cable and studios........................  $  122,008   $  112,568   $  113,034
HSN--U.S.................................     122,115      106,059       83,796
Electronic Commerce
  Solutions/Styleclick...................      14,589      179,858        3,167
Trio, NWI, Crime, other emerging media...       8,666        6,124           --
HSN--International and other.............       9,601        6,099           12
Corporate & other........................       3,815        2,405        2,210
                                           ----------   ----------   ----------
  TOTAL..................................  $  280,794   $  413,113   $  202,219
                                           ----------   ----------   ----------

CAPITAL EXPENDITURES
Cable and studios........................  $   12,907   $   15,229   $    6,771
HSN--U.S.................................      42,615       34,122       33,412
Electronic Commerce
  Solutions/Styleclick...................       2,292        5,047       13,657
Trio, NWI, Crime, other emerging media...          61          600           --
HSN--International and other.............       6,031       18,105       13,746
Corporate & other........................       4,590       21,723        3,095
                                           ----------   ----------   ----------
  TOTAL..................................  $   68,496   $   94,826   $   70,681
                                           ----------   ----------   ----------

------------------------

(a) Includes estimated revenue in 2000 generated by homes lost by HSN following the sale of USA Broadcasting to Univision, which is estimated to be $6.2 million. Adjusted EBITDA for these homes is estimated at $0.9 million.

(b) Includes impact of foreign exchange fluctuations, which reduced revenue by $44.0 million and $36.3 million in 2001 and 2000, respectively, if the results are translated from Euros to U.S. dollars at a constant exchange rate, using 1999 as the base year.

(c) 2001 includes $4.1 million of costs incurred related to the disengagement of HSN from USA Broadcasting stations. Amounts primarily related to payments to cable operators and related marketing expenses in the disengaged markets.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 17--FINANCIAL INSTRUMENTS

    The additional disclosure below of the estimated fair value of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies when available. The carrying value of all current assets and current liabilities approximates fair value due to their short-term nature.

                                                   DECEMBER 31, 2001         DECEMBER 31, 2000
                                                -----------------------   -----------------------
                                                 CARRYING       FAIR       CARRYING       FAIR
                                                  AMOUNT       VALUE        AMOUNT       VALUE
                                                ----------   ----------   ----------   ----------
                                                                 (IN THOUSANDS)
Cash and cash equivalents.....................  $  779,592   $  779,592   $   71,816   $   71,816
Long-term investments.........................      39,485       39,485       29,187       29,187
Long-term obligations.........................    (532,424)    (532,424)    (524,116)    (524,116)

NOTE 18--EQUITY INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

    At December 31, 2001, USA beneficially owned 46.7% of the outstanding common stock of Hot Networks AG, a German stock corporation, the subsidiaries of which operate electronic retailing operations in Europe. This investment is accounted for using the equity method. Due to the significance of the results of Hot Networks, AG, in relation to USA's results, summary financial information for Hot Networks AG is presented below. There were no significant operations in 1999.

                                                           AS OF AND FOR THE
                                                              YEARS ENDED
                                                             DECEMBER 31,
                                                         ---------------------
                                                           2001        2000
                                                         ---------   ---------
                                                            (IN THOUSANDS)
Current assets.........................................  $  17,597   $   6,943
Noncurrent assets......................................    157,274      42,784
Current liabilities....................................     46,085      37,531
Noncurrent liabilities.................................    194,249      23,668
Net sales..............................................      8,215       6,242
Gross profit...........................................        277       1,301
Net loss...............................................    (51,453)    (20,254)

    To date, the Company has contributed approximately $125.3 million, including $105.5 million in 2001, and recorded equity losses in unconsolidated subsidiaries of $30.5 million, including $27.6 million in 2001.

NOTE 19--PROGRAM RIGHTS AND FILM COSTS

    As of December 31, 2001, the liability for program rights, representing future payments to be made under program contract agreements amounted to $510.1 million. Annual payments required are $259.3 million in 2002, $156.6 million in 2003, $70.8 million in 2004, $17.0 million in 2005, $3.9 million in 2006 and
$2.5 million in 2007 and thereafter. Amounts representing interest are $48.1 million and the present value of future payments is $462.0 million.

    As of December 31, 2001, the liability for film costs amounted to $95.9 million. Annual payments are $51.6 million in 2002, $42.4 million in 2003 and $1.9 million in 2004.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 20--GUARANTEE OF NOTES

    USA issued $500.0 million 6 3'4% Senior Notes due 2005 (the "Notes"). USANi LLC is a co-issuer and co-obligor of the Notes. The Notes are jointly, severally, fully and unconditionally guaranteed by certain subsidiaries of USA, including the Company and all of the subsidiaries of USANi LLC (other than subsidiaries that are, individually and in the aggregate, inconsequential to USANi LLC on a consolidated basis) (collectively, the "Subsidiary Guarantors"). All of the Subsidiary Guarantors (other than the Company) (the "Wholly Owned Subsidiary Guarantors") are wholly owned, directly or indirectly, by the Company or USANi LLC, as the case may be.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) List of Documents filed as part of this Report

        (1)--Consolidated Financial Statements

           Report of Independent Auditors: Ernst & Young LLP.
           Consolidated Statement of Operations for the Years Ended December 31, 2001,
             2000 and 1999.
           Consolidated Balance Sheets as of December 31, 2001 and 2000. Consolidated Statement of Stockholders' Equity for the Years Ended
       December 31, 2001,
             2000 and 1999.
           Consolidated Statements of Cash Flows for Years Ended December 31, 2001,
             2000 and 1999.
           Notes to Consolidated Financial Statements.

      SCHEDULE                                                                              PAGE
       NUMBER                                                                              NUMBER
---------------------                                                                     --------
      II                   --Valuation and Qualifying Accounts.........................

    All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

    (5)--Exhibits (numbered in accordance with Item 601 of Regulation S-K)

       EXHIBIT                                                                          PAGE
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------                           -----------                           --------
        2.1             Agreement and Plan of Exchange and Merger, dated as of
                        August 25, 1996, by and among Silver King Communications,
                        Inc., HouseAcquisition Corp., Home Shopping Network, Inc.
                        and Liberty HSN, Inc., filed as Appendix B to USA's
                        Definitive Proxy Statement, dated November 20, 1996, is
                        incorporated herein by reference.

        2.2             Agreement and Plan of Merger by and among Silver King
                        Communications, Inc., Thames Acquisition Corporation and
                        Savoy Pictures Entertainment, Inc., as amended and restated
                        as of August 13, 1996, filed as Appendix A to USA's
                        Definitive Proxy Statement, dated November 20, 1996, is
                        incorporated herein by reference.

        2.3             Investment Agreement, dated as of October 19, 1997, among
                        Universal Studios, Inc., HSN, Inc., Home Shopping Network,
                        Inc. and Liberty Media Corporation, as amended and restated
                        as of December 18, 1997, filed as Appendix A to USA's
                        Definitive Proxy Statement, dated January 12, 1998, is
                        incorporated herein by reference.

        2.4 Amended and Restated Agreement and Plan of Reorganization, dated as of August 12, 1998, among CitySearch, Inc.,
                        Tiberius, Inc., USA Networks, Inc., Ticketmaster Group,
                        Inc., Ticketmaster Corporation and Ticketmaster Multimedia
                        Holdings, Inc., filed as Exhibit 10 to USA's Quarterly
                        Report on Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.

        2.5             Agreement and Plan of Merger, dated as of March 20, 1998, by and among USA, Brick Acquisition Corp. and Ticketmaster
                        Group, Inc., filed as Exhibit 10.61 to USA's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, is incorporated herein by reference.

        2.6             Agreement and Plan of Merger, dated as of January 12, 2000, by and among Precision Response Corporation, USA and P
                        Acquisition Corp., filed as Exhibit 1 to USA's Schedule 13D filed on January 19, 2000, is incorporated herein by
                        reference.

        2.7             Amended and Restated Agreement and Plan of Recapitalization
                        and Merger, dated as of July 15, 2001, by and among USA
                        Networks, Inc., Expedia, Inc., Taipei, Inc., Microsoft
                        Corporation and Microsoft E-Holdings, Inc., filed as Annex A to USA's Registration Statement on Form S-4 (No. 333-68120),
                        is incorporated herein by reference.

        2.8             Transaction Agreement, dated as of December 16, 2001, among
                        Vivendi Universal, S.A., Universal Studios, Inc., USA
                        Networks, Inc., USANi LLC and Liberty Media Corporation,
                        filed as Appendix A to USA's Definitive Proxy Statement,
                        dated March 25, 2002, is incorporated herein by reference.

       EXHIBIT                                                                          PAGE
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------                           -----------                           --------
        3.1             Restated Certificate of Incorporation of USA filed as
                        Exhibit 3.1 to USA's Quarterly Report on Form 10-Q for the
                        fiscal quarter ended June 30, 2000, is incorporated herein by reference.

        3.2             Amendment to Restated Certificate of Incorporation of USA,
                        filed as Exhibit A the USA's Definitive Information
                        Statemet, filed on November 19, 2001, is incorporated herein by reference.

        3.3             Amendment to By-Laws of USA, dated January 31, 2002, filed as Exhibit 3.3 to USA's Annual Report of Form 10-K for the
                        fiscal year ended December 31, 2001, is incorporated herein by reference.

        3.4             Amended and Restated By-Laws of USA, filed as Exhibit 3.4 to
                        USA's Annual Report of Form 10-K for the fiscal year ended
                        December 31, 2001, is incorporated herein by reference.

        3.5             Restated Certificate of Incorporation of Home Shopping
                        Network, Inc., as amended, filed as Exhibit 3.15 to USANi
                        LLC's Registration Statement on Form S-4 (No. 333-71305), is
                        incorporated herein by reference.

        3.6             By-Laws of Home Shopping Network, Inc., filed as Exhibit 3.4 to Home Shopping Network, Inc.'s Annual Report on Form 10-K
                        for the fiscal year ended December 31, 1996, is incorporated herein by reference.

        3.7             Certificate of Formation of USANi LLC, filed as Exhibit 3.3 to USANi LLC's Registration Statement on Form S-4, dated
                        January 27, 1999, is incorporated herein by reference

        3.8             Amended and Restated Limited Liability Company Agreement of
                        USANi LLC, filed as Exhibit 10.59 to USAi's Annual Report on
                        From 10-K for the fiscal year ended December 31, 1997, is
                        incorporated herein by reference

        4.1             Indenture, dated as of November 23, 1998, among USA, USANi
                        LLC, the Guarantors party thereto, and The Chase Manhattan
                        Bank, as Trustee, filed as Exhibit 4.1 to USA's Registration
                        Statement on Form S-4 (No. 333-71305) (the " USA S-4"), is
                        incorporated herein by reference.

        4.2             Form of 6 3/4% Senior Notes due 2005 (included as Exhibit B to Exhibit 4.1 to the USA S-4).

        4.3             Certificate of Designations of Series A Cumulative
                        Convertible Preferred Stock of USA, filed as Exhibit 4.3 to
                        USA's Annual Report of Form 10-K for the fiscal year ended
                        December 31, 2001, is incorporated herein by reference.

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

       EXHIBIT                                                                          PAGE
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------                           -----------                           --------
        4.7             Third Supplemental Indenture, dated as of December 19, 1996, for the Savoy 7% Convertible Debentures due July 1, 2003
                        filed as Exhibit 4.1 to Savoy's Form 8-K, dated December 19,
                        1996, is incorporated herein by reference.

        4.8 Equity Warrant Agreement, dated as of February 4, 2002, between USA and The Bank of New York, as equity warrant agent, filed as Exhibit 4.8 to USA's Annual Report of Form
                        10-K for the fiscal year ended December 31, 2001, is incorporated herein by reference.

       10.1             Form of Affiliation Agreements between USA and Home
                        Shopping, filed as Exhibit 10.2 to USA's Registration
                        Statement on Form 10, as amended, is incorporated herein by reference.

       10.2*            Form of 1992 Stock Option and Restricted Stock Plan between
                        USA and Home Shopping, filed as Exhibit 10.6 to USA's
                        Registration Statement on Form 8, as amended, is
                        incorporated herein by reference.

       10.3             Form of Indemnification Agreement, filed as Exhibit 10.10 to
                        USA's Registration Statement on Form 10, as amended, is
                        incorporated herein by reference.

       10.4             Form of Loan Agreement, as amended, by and between Silver
                        King Capital Corporation, Inc. and Roberts Broadcasting
                        Company of Denver, filed as Exhibit 10.17 to USA's Annual
                        Report on Form 10-K for the fiscal year ended August 31, 1994, is incorporated herein by reference.

       10.5             Form of Shareholder Agreement by and among Silver King
                        Capital Corporation, Inc., Roberts Broadcasting Company of
                        Denver, Michael V. Roberts and Steven C. Roberts, filed as
                        Exhibit 10.18 to USA's Annual Report on Form 10-K for the
                        fiscal year ended August 31, 1994, is incorporated herein by reference.

       10.6             Limited Liability Company Agreement, Funding Agreement and
                        Form of First Amendment to LLC, Registration Rights
                        Agreement and associated documents between USA, the Class A
                        Shareholders of Blackstar Communications, Inc. and Fox
                        Television Stations, Inc., dated as of June 27, 1995 and
                        August 18, 1995, filed as Exhibit 10.23 to USA's Annual
                        Report on Form 10-K for the fiscal year ended August 31,
                        1995, are incorporated herein by reference.

       10.7*            1986 Stock Option Plan for Employees, dated as of August 1,
                        1986, filed as Exhibit 10.33 to Home Shopping's Form S-1
                        Registration Statement No. 33-8560, is incorporated herein by reference.

       10.8*            First, Second, Third and Fourth Amendments to the 1986 Stock
                        Option Plan for Employees, filed as Exhibit 10.31 to Home
                        Shopping's Annual Report on Form 10-K for the fiscal year
                        ended December 31, 1993, are incorporated herein by
                        reference.

       10.9*            Form of 1990 Executive Stock Award Program, dated as of
                        October 17, 1990, as amended, filed as Exhibit 10.23 to Home
                        Shopping's Annual Report on Form 10-K for the fiscal year
                        ended August 31, 1991, is incorporated herein by reference.

       10.10*           Home Shopping Network, Inc. Employee Stock Purchase Plan and
                        Part-Time Employee Stock Purchase Plan, filed as Exhibit
                        10.30 to Home Shopping's Annual Report on Form 10-K for the
                        fiscal year ended December 31, 1994, is incorporated herein by reference.

       10.11*           Home Shopping Network, Inc. 1996 Stock Option Plan for
                        Employees, filed as Exhibit A to the Home Shopping
                        Definitive Proxy Statement, dated March 28, 1996, is incorporated herein by reference.

       EXHIBIT                                                                          PAGE
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------                           -----------                           --------
       10.12            Exchange Agreement, dated as of December 20, 1996, by and
                        between the Registrant and Liberty HSN, Inc. filed as
                        Exhibit 10.25 to USA's Annual Report on Form 10-K for the
                        fiscal year ended December 31, 1996, is incorporated herein by reference.

       10.13*           Equity and Bonus Compensation Agreement, dated as of August
                        24, 1995, between Barry Diller and the Registrant filed as
                        Exhibit 10.26 to USA's Annual Report on Form 10-K for the
                        fiscal year ended December 31, 1996, is incorporated herein by reference.

       10.14* Silver King Communications, Inc. 1995 Stock Incentive Plan filed as Appendix G to USA's Definitive Proxy Statement, dated November 20, 1996, is incorporated herein by reference.

       10.15*           Silver King Communications, Inc. Directors' Stock Option
                        Plan filed as Appendix H to USA's Definitive Proxy
                        Statement, dated November 20, 1996, is incorporated herein by reference.

       10.16            Shareholders Agreement, dated December 12, 1996, relating to
                        Jupiter Shop Channel Co. Ltd. among Jupiter Programming Co.
                        Ltd., Home Shopping Network, Inc. and Jupiter Shop Channel
                        Co. Ltd. filed as Exhibit 10.35 to USA's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 1996, is
                        incorporated herein by reference.

       10.17            Services and Trademark License Agreement, dated as of
                        December 12, 1996, between Home Shopping Network, Inc. and
                        Jupiter Shop Channel Co. Ltd., filed as Exhibit 10.36 to
                        USA's Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1996, is incorporated herein by reference.

       10.18            Purchase and Sale Agreement among Home Shopping Network
                        GmbH, Home Shopping Network, Inc., Quelle Schickedanz AG &
                        Co., Mr. Thomas Kirch and Dr. Georg Kofler, dated as of
                        January 16, 1997, filed as Exhibit 10.37 to USA's Annual
                        Report on Form 10-K for the fiscal year ended December 31, 1996, is incorporated herein by reference.

       10.19            Joint Venture Agreement between Quelle Schickedanz AG & Co.,
                        Home Shopping Network, Inc., Home Shopping Network GmbH, Mr.
                        Thomas Kirch and Dr. Georg Kofler, filed as Exhibit 5.3 to the Purchase and Sale Agreement, filed as Exhibit 10.38 to
                        USA's Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1996, is incorporated herein by reference.

       10.20            License Agreement, dated as of January 1, 1996, between
                        Ronald A. Katz Technology Licensing, L.P. and Home Shopping
                        Network, Inc., filed as Exhibit 10.39 to USA's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, is incorporated herein by reference.

       10.21 Shareholder Agreement, dated as of April 26, 1996, by and among Channel 66 of Vallejo, California, Inc., Whitehead
                        Media of California, Inc. and Silver King Capital
                        Corporation, Inc., filed as Exhibit 10.40 to USA's Annual
                        Report on Form 10-K for the fiscal year ended December 31, 1996, is incorporated herein by reference.

       10.22            Loan Agreement, dated as of April 26, 1996, by and between
                        SKC Investments, Inc. and Channel 66 of Vallejo, California,
                        Inc., filed as Exhibit 10.41 to USA's Annual Report on Form
                        10-K for the fiscal year ended December 31, 1996, is
                        incorporated herein by reference.

       EXHIBIT                                                                          PAGE
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------                           -----------                           --------
       10.23            Joint Venture and License Agreement, dated as of June 12,
                        1992, between Savoy Pictures Entertainment, Inc. and Home
                        Box Office, Inc. (confidential treatment for portions
                        thereof granted), filed as Exhibit 10(a) to Savoy's S-1
                        Registration Statement No. 33-57956, is incorporated herein by reference.

       10.24            License Agreement, dated as of June 12, 1992, among Savoy
                        Pictures Entertainment, Inc. and Home Box Office, Inc.
                        (confidential treatment of portions thereof granted), filed as Exhibit 10(b) to Savoy's S-1 Registration Statement No.
                        33-57956, is incorporated herein by reference.

       10.25            Warrant Agreement, dated as of March 2, 1992, between Savoy
                        Pictures Entertainment, Inc. and Allen & Company
                        Incorporated, filed as Exhibit 10(f) to Savoy's S-1
                        Registration Statement No. 33-57956, is incorporated herein by reference.

       10.26            Warrant Agreement, dated as of March 2, 1992, between Savoy
                        Pictures Entertainment, Inc. and GKH Partners, L.P., filed as Exhibit 10(g) to Savoy's S-1 Registration Statement No.
                        33-57956, is incorporated herein by reference.

       10.27            Warrant Agreement, dated as of April 20, 1994, between Savoy and GKH Partners, L.P., filed as Exhibit 10.2 to Savoy's
                        Quarterly Report on Form 10-Q for the quarter ended March
                        31, 1994, is incorporated herein by reference.

       10.28 $1,600,000,000 Credit Agreement, dated February 12, 1998, among USA, USANi LLC, as Borrower, Various Lenders, The
                        Chase Manhattan Bank as Administrative Agent, Syndication
                        Agent and Collateral Agent, and Bank of America National
                        Trust & Savings Association and The Bank of New York as
                        Co-Documentation Agents, filed as Exhibit 10.50 to USA's
                        Annual Report on Form 10- K for the fiscal year ended
                        December 31, 1997, is incorporated herein by reference.

       10.29            First Amendment and Consent, dated as of June 24, 1998, to the Credit Agreement, dated February 12, 1998, among USA,
                        USANi LLC, as Borrower, Various Lenders, The Chase Manhattan
                        Bank, as Administrative Agent, Syndication Agent and
                        Collateral Agent, and Bank of America National Trust &
                        Savings Association and The Bank of New York, as
                        Co-Documentation Agents, filed as Exhibit 10.39 to the S-4, is incorporated herein by reference.

       10.30            Second Amendment, dated as of October 9, 1998, to the Credit
                        Agreement, dated February 12, 1998, among USA, USANi LLC, as
                        Borrower, Various Lenders, The Chase Manhattan Bank, as
                        Administrative Agent, Syndication Agent and Collateral
                        Agent, and Bank of America National Trust & Savings
                        Association and The Bank of New York, as Co- Documentation
                        Agents, filed as Exhibit 10.40 to the USA S-4, is
                        incorporated herein by reference.

       10.31            Third Amendment, dated as of April 29, 1999, to the Credit
                        Agreement, dated February 12, 1998, among USA, USANi LLC, as
                        Borrower, Various Lenders, The Chase Manhattan Bank, as
                        Administrative Agent, Syndication Agent and Collateral
                        Agent, and Bank of America National Trust & Savings
                        Association and The Bank of New York, as Co-Documentation
                        Agents, filed as Exhibit 10.39 to USA's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 1999, is
                        incorporated herein by reference.

       EXHIBIT                                                                          PAGE
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------                           -----------                           --------
       10.32            Fourth Amendment, dated as of January 31, 2000, to the
                        Credit Agreement, dated February 12, 1998, among USA, USANi
                        LLC, as Borrower, Various Lenders, The Chase Manhattan Bank,
                        as Administrative Agent, Syndication Agent and Collateral
                        Agent, and Bank of America National Trust & Savings
                        Association and The Bank of New York, as Co-Documentation
                        Agents, filed as Exhibit 10.40 to USA's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 1999, is
                        incorporated herein by reference.

       10.33            Fifth Amendment, dated as of January 31, 2001, to the Credit
                        Agreement, dated February 12, 1998, among USA, USANi LLC, as
                        Borrower, Various Lenders, The Chase Manhattan Bank, as
                        Administrative Agent, Syndication Agent and Collateral
                        Agent, and Bank of America National Trust & Savings
                        Association and The Bank of New York, as Co-Documentation
                        Agents, filed as Exhibit 10.41 to USA's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 2000, is
                        incorporated herein by reference.

       10.34            Sixth Amendment, dated as of December 7, 2001, to the Credit
                        Agreement, dated February 12, 1998, among USA, USANi LLC, as
                        Borrower, Various Lenders, The Chase Manhattan Bank, as
                        Administrative Agent, Syndication Agent and Collateral
                        Agent, and Bank of America National Trust & Savings
                        Association and The Bank of New York, as Co-Documentation
                        Agents, filed as Exhibit 10.34 to USA's Annual Report of
                        Form 10-K for the fiscal year ended December 31, 2001, is
                        incorporated herein by reference.

       10.35            Form of Governance Agreement among HSN, Inc., Universal
                        Studios, Inc., Liberty Media Corporation and Barry Diller, dated as of October 19, 1997, filed as Appendix B to USA's
                        Definitive Proxy Statement, dated January 12, 1998, is incorporated herein by reference.

       10.36            Form of Stockholders Agreement among Universal Studios,
                        Inc., Liberty Media Corporation, Barry Diller, HSN, Inc. and
                        The Seagram Company Ltd. dated as of October 19, 1997, filed as Appendix C to USA's Definitive Proxy Statement, dated
                        January 12, 1998, is incorporated herein by reference.

       10.37            Form of Spinoff Agreement between Liberty Media Corporation and Universal Studios, Inc. dated as of October 19, 1997,
                        filed as Appendix D to USA's Definitive Proxy Statement,
                        dated January 12, 1998, is incorporated herein by reference.

       10.38            Form of Amended and Restated Governance Agreement, among
                        USA, Vivendi Universal, S.A., Universal Studios, Inc.,
                        Liberty Media Corporation and Barry Diller, dated as of
                        December 16, 2001, filed as Appendix C to USA's Definitive
                        Proxy Statement, dated March 25, 2002, is incorporated herein by reference.

       10.39            Form of Amended and Restated Stockholders Agreement among
                        Universal Studios, Inc., Liberty Media Corporation, Barry
                        Diller and Vivendi Universal, S.A., dated as of December 16,
                        2001, filed as Appendix D to USA's Definitive Proxy
                        Statement, dated March 25, 2002, is incorporated herein by reference.

       10.40*           HSN, Inc. 1997 Stock and Annual Incentive Plan, filed as
                        Exhibit F to USA's Definitive Proxy Statement, dated January
                        12, 1998, is incorporated herein by reference.

       10.41*           Employment Agreement between Michael Sileck and USA, dated
                        October 12, 1999, filed as Exhibit 10.47 to USA's Annual
                        Report on Form 10-K for the fiscal year ended December 31, 1999, is incorporated herein by reference.

       EXHIBIT                                                                          PAGE
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------                           -----------                           --------
       10.42*           Employment Agreement between Dara Khosrowshahi and USA,
                        dated September 21, 2000, filed as Exhibit 10.1 to USA's
                        Quarterly Report on Form 10-Q for the quarter ended
                        September 30, 2000, is incorporated herein by reference.

       10.43*           Employment Agreement between Julius Genachowski and USA,
                        dated August 9, 2000, filed as Exhibit 10.43 to USA's Annual
                        Report of Form 10-K for the fiscal year ended December 31,
                        2001, is incorporated herein by reference.

       10.44            Exchange Agreement, dated as of October 19, 1997, by and
                        among HSN, Inc. (renamed USA Networks, Inc.), Universal
                        Studios, Inc. (and certain of its subsidiaries) and Liberty
                        Media Corporation (and certain of its subsidiaries), filed as Exhibit 10.60 to USA's Annual Report on Form 10-K for the
                        fiscal year ended December 31, 1997, is incorporated herein by reference.

       10.45*           USA Networks, Inc. 2000 Stock and Annual Incentive Plan,
                        filed as Exhibit 10.1 to USA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.

       10.46*           USA Networks, Inc. Deferred Compensation Plan For
                        Non-Employee Directors, filed as Exhibit 10.2 to USA's
                        Quarterly Report on Form 10-Q for the quarter ended June 30,
                        2000, is incorporated herein by reference.

------------------------

*   Reflects management contracts and compensatory plans.

    (b) Reports on Form 8-K filed during the quarter ended December 31, 2001:

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2002

                                                       HOME SHOPPING NETWORK, INC.

                                                       By:               /s/ BARRY DILLER
                                                            -----------------------------------------
                                                                           Barry Diller
                                                               CHAIRMAN AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 1, 2002.

                      SIGNATURE                                            TITLE
                      ---------                                            -----
                  /s/ BARRY DILLER
     -------------------------------------------       Chairman of the Board, Chief Executive Officer
                    Barry Diller                         and Director

               /s/ JULIUS GENACHOWSKI
     -------------------------------------------       Director
                 Julius Genachowski

                /s/ DARA KHOSROWSHAHI                  Executive Vice President, Chief Financial
     -------------------------------------------         Officer and Director (Principal Financial
                  Dara Khosrowshahi                      Officer)

              /s/ WILLIAM J. SEVERANCE
     -------------------------------------------       Vice President and Controller (Chief
                William J. Severance                     Accounting Officer)

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                            BALANCE AT   CHARGES TO    CHARGES                   BALANCE
                                            BEGINNING    COSTS AND    TO OTHER    DEDUCTIONS-    AT END
                                            OF PERIOD     EXPENSES    ACCOUNTS    DESCRIBE(1)   OF PERIOD
                                            ----------   ----------   ---------   -----------   ---------
                                                                   (IN THOUSANDS)
Allowance for doubtful accounts:
  Year ended December 31, 2001............    $50,646      $44,512     $    --      $(64,572)    $30,586
  Year ended December 31, 2000............    $33,317      $21,133     $    42      $ (3,846)    $50,646
  Year ended December 31, 1999............    $20,572      $21,207     $(1,414)     $ (7,048)    $33,317

------------------------

(1) Write-off fully reserved accounts receivable.