Form 10-Q
period 2002-03-31
HOME SHOPPING NETWORK INC
filed 2002-05-15
CIK 791024

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 15, 2002
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
NET REVENUES
Product sales...............................................  $462,442   $458,898
Service revenue.............................................   384,192    445,884
                                                              --------   --------
  Net revenues..............................................   846,634    904,782
Operating costs and expenses:
  Cost of sales--product sales..............................   301,742    306,163
  Cost of sales--service revenue............................    11,169      3,575
  Program costs.............................................   171,820    201,337
  Selling and marketing.....................................   110,286     95,716
  General and administrative................................    64,659     80,954
  Other operating costs.....................................    27,535     34,465
  Disengagement.............................................    10,681         --
  Amortization of cable distribution fees...................    13,000      8,756
  Amortization of non-cash compensation.....................     1,024      2,512
  Depreciation and amortization.............................    18,339     56,387
                                                              --------   --------
  Total operating costs and expenses........................   730,255    789,865
                                                              --------   --------
Operating profit............................................   116,379    114,917
Other income (expense):
Interest income.............................................     1,009     12,910
Interest expense............................................   (18,028)   (17,788)
Miscellaneous...............................................   (13,307)    (7,075)
                                                              --------   --------
                                                               (30,326)   (11,953)
                                                              --------   --------
Earnings before cumulative effect of accounting change,
  income taxes and minority interest........................    86,053    102,964
Minority interest benefit (expense).........................   (44,752)   (57,496)
Income tax expense..........................................   (14,478)   (20,904)
                                                              --------   --------
Earnings before cumulative effect of accounting change......    26,823     24,564
Cumulative effect of accounting change......................        --      1,901
                                                              --------   --------
NET EARNINGS................................................  $ 26,823   $ 26,465
                                                              ========   ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2002          2001
                                                              ----------   ------------
                                                                   (IN THOUSANDS)
                                 ASSETS

CURRENT ASSETS
Cash and cash equivalents...................................  $1,070,553    $  779,592
Accounts and notes receivable, net of allowance of $33,137
  and $30,586, respectively.................................     480,328       533,869
Inventories, net............................................     397,799       404,155
Deferred income taxes.......................................      19,701        11,084
Other current assets, net...................................      33,012        26,120
                                                              ----------    ----------
  Total current assets......................................   2,001,393     1,754,820
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................     140,296       132,712
Buildings and leasehold improvements........................      79,478        79,043
Furniture and other equipment...............................      97,694        96,941
Land........................................................      10,386        10,386
Projects in progress........................................      30,882        40,032
                                                              ----------    ----------
                                                                 358,736       359,114
  Less accumulated depreciation and amortization............    (131,060)     (120,468)
                                                              ----------    ----------
                                                                 227,676       238,646

OTHER ASSETS
Intangible assets, net......................................   4,888,856     4,888,545
Cable distribution fees, net................................     202,727       158,880
Long-term investments.......................................      34,822        39,485
Notes and accounts receivable, net ($86,091 and $99,819,
  respectively, from related parties).......................     134,400       130,368
Inventories, net............................................     513,958       484,679
Advances to USA and subsidiaries............................    (531,926)       70,477
Deferred charges and other, net.............................      64,329        58,475
                                                              ----------    ----------
                                                              $7,536,235    $7,824,375
                                                              ==========    ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term obligations.................  $   34,096    $   32,911
Accounts payable, trade.....................................     148,044       233,063
Obligations for program rights and film costs...............     227,120       272,601
Cable distribution fees.....................................      76,553        32,795
Deferred revenue............................................      59,618        58,949
Other accrued liabilities...................................     398,437       416,212
                                                              ----------    ----------
  Total current liabilities.................................     943,868     1,046,531
LONG-TERM OBLIGATIONS (NET OF CURRENT MATURITIES)...........     499,507       499,513
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, NET OF
  CURRENT...................................................     297,841       285,378
OTHER LONG-TERM LIABILITIES.................................      40,655        40,247
DEFERRED INCOME TAXES.......................................      90,117        69,397
MINORITY INTEREST...........................................   4,595,435     4,563,804
COMMITMENTS AND CONTINGENCIES...............................          --            --
Stockholders' Equity
Common Stock................................................   1,221,408     1,221,408
Additional paid-in capital..................................      70,312        70,312
Retained earnings...........................................    (213,587)       33,398
Accumulated other comprehensive income......................      (9,321)       (5,613)
                                                              ----------    ----------
  Total stockholder's equity................................   1,068,812     1,319,505
                                                              ----------    ----------
                                                              $7,536,235    $7,824,375
                                                              ==========    ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                    ADDITIONAL   RETAINED    FOREIGN CURRENCY
                                                         COMMON      PAID-IN     EARNINGS      TRANSLATION
                                            TOTAL        STOCK       CAPITAL     (DEFICIT)      ADJUSTMENT
                                          ----------   ----------   ----------   ---------   ----------------
                                                                    (IN THOUSANDS)
BALANCE AT DECEMBER 31, 2001............  $1,319,505   $1,221,408     $70,312    $  33,398       $(5,613)
COMPREHENSIVE INCOME:
Net earnings for the three months ended
  March 31, 2002........................      26,823           --          --       26,823            --
Foreign currency translation
  adjustment............................      (3,708)          --          --           --        (3,708)
                                          ----------
Comprehensive income....................      23,115
Mandatory tax distribution to LLC
  partners..............................    (273,808)          --          --     (273,808)           --
                                          ----------   ----------     -------    ---------       -------
BALANCE AT MARCH 31, 2002...............  $1,068,812   $1,221,408     $70,312    $(213,587)      $(9,321)
                                          ==========   ==========     =======    =========       =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                 2002        2001
                                                              ----------   ---------
                                                                  (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings before cumulative effect of accounting
    change..................................................  $   26,823   $  24,564
ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
  Depreciation and amortization.............................      18,339      56,387
  Amortization of cable distribution fees...................      13,000       8,756
  Amortization of program rights and film costs.............     151,717     175,966
  Non-cash compensation.....................................       1,024       2,512
  Amortization of deferred financing costs..................         343         465
  Equity in losses of unconsolidated affiliates.............      13,459       4,773
  Minority interest (benefit) expense.......................      44,752      57,496
CHANGES IN CURRENT ASSETS AND LIABILITIES:
  Accounts receivable.......................................      38,826      (3,805)
  Inventories...............................................       7,524      18,463
  Accounts payable..........................................     (88,831)    (65,919)
  Accrued liabilities and deferred revenue..................     (16,150)     11,486
  Payment for program rights and film costs.................    (214,088)   (215,251)
  Increase in cable distribution fees.......................     (12,884)       (732)
  Other, net................................................     (35,213)     (4,410)
                                                              ----------   ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES.........     (51,359)     70,751
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired..........................          --      (2,348)
Capital expenditures........................................     (12,887)    (19,025)
Increase in long-term investments and notes receivable......        (603)    (30,619)
Other, net..................................................       2,192      (3,957)
                                                              ----------   ---------
NET CASH USED IN INVESTING ACTIVITIES.......................     (11,298)    (55,949)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings..................................................       2,857      40,244
Payment of mandatory tax distribution to LLC partners.......    (273,808)    (30,737)
Principal payments on long-term obligations.................      (1,547)     (2,433)
Repurchase of LLC shares....................................          --        (646)
Advances from (to) USA and subsidiaries.....................     529,883     (30,943)
Proceeds from issuance of LLC shares........................      96,005      29,495
Other.......................................................         323      (5,829)
                                                              ----------   ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........     353,713        (849)
Effect of exchange rate changes on cash and cash
  equivalents...............................................         (95)     (1,680)
                                                              ----------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     290,961      12,273
Cash and cash equivalents at beginning of period............     779,592      71,816
                                                              ----------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $1,070,553   $  84,089
                                                              ==========   =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

    Home Shopping Network, Inc. (the "Company" or "Home Shopping"), is a holding company, whose subsidiary USANi LLC is engaged in diversified media and electronic commerce businesses. In December 1996, the Company consummated a merger with USA Interactive ("USA"), formerly known as USA Networks Inc. and HSN, Inc., and became a subsidiary of USA (the "Home Shopping Merger").

    As of March 31, 2002 the Company was organized into two groups, the Interactive Group and the Entertainment Group. The Interactive Group consists of Home Shopping Network (including HSN International and HSN.com; Electronic Commerce Solutions; and Styleclick (OTC: IBUY). The Entertainment Group consists of USA Cable, including USA Network and Sci Fi Channel and Emerging networks TRIO, Newsworld International, and Crime; and Studios USA, which produces and distributes television programming. USA Entertainment was contributed to a joint venture with Vivendi Universal, S.A. ("Vivendi") on May 7, 2002. See Note 7 for further discussion of the VUE transaction.

BASIS OF PRESENTATION

    The interim Condensed Consolidated Financial Statements and Notes thereto of the Company are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the twelve months ended December 31, 2001.

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

NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

    Effective January 1, 2002, USA adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." The new rules eliminate amortization of goodwill and other intangible assets with indefinite lives and establish new measurement criterion for these assets. As disclosed in previous filings, adoption of the new standard had no impact on the

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

Company. Goodwill amortization recorded in the three months ended March 31, 2001 was $36.7 million, including $28.3 million related to USA Entertainment.

    2001 earnings, adjusted for the add back of goodwill amortization, were $42.5 million.

ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS

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

    SOP 00-2 was adopted as of January 1, 2001, and the Company recorded a one-time, non-cash after-tax benefit of $1.9 million. The expense is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

RECLASSIFICATIONS

    Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 2002 presentation.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "2001 Form 10-K") for a summary of all significant accounting policies.

NOTE 3--STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISLCOSURE OF NON-CASH TRANSACTIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002:

    For the three months ended March 31, 2002, the Company incurred non-cash compensation expense of $1.0 million.

    For the three months ended March 31, 2002, the Company realized pre-tax losses of $13.5 million on equity losses in unconsolidated subsidiaries, resulting primarily from HOT Networks, which operates electronic retailing operations in Europe.

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001:

    For the three months ended March 31, 2001, the Company incurred non-cash compensation expense of $2.5 million.

    For the three months ended March 31, 2001, the Company realized pre-tax losses of $4.8 million on equity losses in unconsolidated subsidiaries, resulting primarily from HOT Networks, which operates electronic retailing operations in Europe.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 4--INDUSTRY SEGMENTS

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

    The following is a reconciliation of Operating Income to Adjusted EBITDA for 2002 and 2001.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Operating profit............................................  $116,379   $114,917
Depreciation and amortization...............................    18,339     56,387
Amortization of cable distribution fees.....................    13,000      8,756
Amortization of non cash compensation expense...............     1,024      2,512
Disengagement expenses......................................    11,538         --
                                                              --------   --------
Adjusted EBITDA.............................................  $160,280   $182,572
                                                              ========   ========
REVENUE
Cable and studios...........................................  $367,259   $434,972
HSN-U.S.(a).................................................   395,326    385,372
Electronic commerce solutions / Styleclick..................    12,084      8,572
Trio, NWI, Crime, other emerging media......................     6,976      6,163
HSN-International and other (b).............................    64,989     69,703
                                                              --------   --------
                                                              $846,634   $904,782
                                                              ========   ========
OPERATING PROFIT (LOSS)
Cable and studios...........................................  $123,210   $134,603
HSN-U.S. (a)(c).............................................    21,691     16,646
Electronic commerce solutions / Styleclick..................    (9,306)   (19,638)
Trio, NWI, Crime, other emerging media......................    (3,637)    (4,356)
HSN-International and other (b).............................    (6,543)    (2,573)
Corporate and other.........................................    (9,036)    (9,765)
                                                              --------   --------
                                                              $116,379   $114,917
                                                              ========   ========
ADJUSTED EBITDA
Cable and studios...........................................  $126,324   $163,406
HSN-U.S.(a).................................................    57,717     45,380
Electronic Commerce Solutions/Styleclick....................    (8,465)   (16,918)
Trio, NWI, Crime, other emerging media......................    (3,409)    (1,697)
HSN-International and other(b)..............................    (4,851)    (1,705)
Corporate & other...........................................    (7,036)    (5,894)
                                                              --------   --------
TOTAL.......................................................  $160,280   $182,572
                                                              ========   ========

------------------------

(a) Includes estimated revenue in 2001 generated by homes lost by HSN following the sale of USA Broadcasting to Univision of $36.2 million. Includes coupons redeemed by customers impacted by disengagement in 2002 of $0.9 million, which is reflected as an offset to revenue.

(b) Includes impact of foreign exchange fluctuations, which reduced revenues by $16.5 million and $13.7 million in 2002 and 2001, respectively, if the results are translated from Euros to U.S. dollars at a constant exchange rate, using 1999 as the base year.

(c) Includes $11.5 million of costs incurred in 2002 related to the disengagement of HSN from USA Broadcasting stations. Amounts primarily related to payments to cable operators and related marketing expenses in the disengaged markets.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 5--EQUITY INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

    At March 31, 2002, USA beneficially owned 46.7% of the outstanding common stock of Hot Networks AG, a German stock corporation, the subsidiaries of which operate electronic retailing operations in Europe. This investment is accounted for using the equity method. On May 3, 2002, USA stated that it would no longer fund HOT Networks, which entity USA does not control. The other shareholders have also terminated their funding of the venture As of April 30, 2002, USA has a long-term receivable of $100.5 million from HOT Networks. The Company is evaluating the recoverability of this receivable, but has not completed its evaluation at this time. Home Shopping Network and the other shareholders of HOT Networks are actively discussing alternative arrangements with respect to their relationship, which may include the acquisition of additional equity by USA. Based on these discussions, the Company may determine that carrying value of the receivable is not recoverable. Summary financial information for Hot Networks AG is presented below.

                                                           AS OF AND FOR THE
                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2002       2001
                                                          --------   --------
                                                            (IN THOUSANDS)
Current assets..........................................  $ 25,808   $  5,932
Noncurrent assets.......................................   168,993     41,344
Current liabilities.....................................    47,469     32,267
Noncurrent liabilities..................................   234,815     22,871
Net sales...............................................     5,069      5,931
Gross profit............................................       277      1,236
Net loss................................................   (27,094)   (19,250)

    Through April 30, 2002, the Company has contributed approximately
$137.5 million, including $12.2 million in April 2002, and recorded equity losses in unconsolidated subsidiaries of $39.9 million, including $12.2 million in the three months ended March 31, 2002.

    Note that USA consolidates the operations of HOT Germany, a separate entity that USA controls pursuant to a pooling agreement with Georg Kofler. Home Shopping Network, a subsidiary of USA, Georg Kofler and the other shareholders of HOT Germany are actively discussing alternative arrangements with respect to their relationship, which may include the acquisition of additional equity by USA. Home Shopping Network has guaranteed certain bank loans to Mr. Kofler by agreeing to purchase, at a price not to exceed $50 million, Mr. Kofler's shares in HOT Germany that have been pledged to the banks providing the loans in the event of a default by Mr. Kofler. The Company is evaluating these provisions at this time.

NOTE 6--GUARANTEE OF NOTES

    USA issued $500.0 million 6 3/4% Senior Notes due 2005 (the "Notes"). USANi LLC is a co-issuer and co-obligor of the Notes. The Notes are jointly, severally, fully and unconditionally guaranteed by certain subsidiaries of USA, including the Company and all of the subsidiaries of USANi LLC (other than subsidiaries that are, individually and in the aggregate, inconsequential to USANi LLC on a consolidated basis) (collectively, the "Subsidiary Guarantors"). All of the Subsidiary Guarantors (other than the Company) (the "Wholly Owned Subsidiary Guarantors") are wholly owned, directly or indirectly, by the Company or USANi LLC, as the case may be.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

    Separate financial statements for each of the Wholly Owned Subsidiary Guarantors are not presented and such Wholly Owned Subsidiary Guarantors are not filing separate reports under the Securities Exchange Act of 1934 because the Company's management has determined that the information contained in such documents would not be material to investors.

NOTE 7--SUBSEQUENT EVENTS

CONTRIBUTION OF THE USA ENTERTAINMENT GROUP TO VUE

    On May 7, 2002, USA completed its previously announced transaction with Vivendi to create a joint venture called Vivendi Universal Entertainment ("VUE") (the "VUE Transaction"). VUE is controlled by Vivendi and its subsidiaries, with the common interests owned 93.06% by Vivendi, 5.44% by USA and 1.5% by Mr. Diller, Chairman and CEO of USA.

    In connection with the Vivendi Transaction, USA and its subsidiaries received the following at the closing: (i) approximately $1.62 billion in cash, debt-financed by VUE, subject to tax-deferred treatment for a 15-year period,
(ii) a $750 million face value Class A preferred interest in VUE, with a 5% annual paid-in-kind dividend and a 20-year term, to be settled in cash at its then face value at maturity; (iii) a $1.75 billion face value Class B preferred interest in VUE, with a 1.4% annual paid-in-kind dividend, a 3.6% annual cash dividend, callable and puttable after 20 years, to be settled by Universal at its then face value with a maximum of approximately 56.6 million USA common shares, provided that Universal may substitute cash in lieu of shares of USA common stock (but not USA Class B common stock), at its election; (iv) a 5.44% common interest in VUE, generally callable by Universal after five years and puttable by USA after eight years, which may be settled in either Vivendi stock or cash, at Universal's election, and (v) a cancellation of Universal's USANi LLC interests that were exchangeable into USA common shares including USANi LLC interests obtained from Liberty in connection with a related transaction. In connection with the transaction, USA has retired approximately 321 million shares previously owned by Vivendi, thereby reducing USA's fully diluted shares to 477 million shares.

    Related to the transaction, Liberty exchanged 7,079,726 shares of USANi LLC for shares of USA common stock, and subsequently transferred to Universal 25,000,000 shares of USA common stock, its remaining 38,694,982 shares of USANi LLC, as well as the assets and liabilities of Liberty Programming France (which consist primarily of 4,921,250 shares of multiThematiques S.A., a French entity), in exchange for 37,386,436 Vivendi ordinary shares.

    USA contributed to VUE USA Cable, which includes USA Network, SCI FI Channel, TRIO and Newsworld International; Studios USA, which produces and distributes television programming; USA Films, which produces and distributes films. Vivendi contributed the film, television and theme park businesses of its subsidiary, Universal Studios, Inc. In addition, USA issued to Universal ten-year warrants to acquire shares of USA common stock as follows: 24,187,094 shares at $27.50 per share; 24,187,094 shares at $32.50 per share; and 12,093,547 shares at $37.50 per share. Barry Diller, USA's chairman and chief executive officer, will receive a common interest in VUE with a 1.5% profit sharing percentage, with a minimum value of $275.0 million, in return for his agreeing to specified non-competition provisions and agreeing to serve as chairman and chief executive officer of VUE. USA and Mr. Diller have agreed that they will not compete with Vivendi's television and filmed entertainment businesses (including VUE) for a minimum of 18 months.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

    Home Shopping Network, Inc. (the "Company" or "Holdco"), is a holding company, whose subsidiary USANi LLC, is engaged in diversified media and electronic commerce businesses. In December 1996, the Company consummated a merger with USA Networks, Inc. ("USAi"), and became a subsidiary of USAi (the "Home Shopping Merger"). As of March 31, 2002 USANi LLC was organized into two groups, the Interactive Group and the Entertainment Group. The Interactive Group consists of Home Shopping Network (including HSN International and HSN.com); Electronic Commerce Solutions; and Styleclick (OTC: IBUY). The Entertainment Group consists of USA Cable, including USA Network and Sci Fi Channel and Emerging networks TRIO, Newsworld International, and Crime; and Studios USA, which produces and distributes television programming.

SUBSEQUENT EVENTS

CONTRIBUTION OF THE USA ENTERTAINMENT GROUP TO VUE

    On May 7, 2002, USA completed its previously announced transaction with Vivendi to create a joint venture called Vivendi Universal Entertainment ("VUE") (the "VUE Transaction"). VUE is controlled by Vivendi and its subsidiaries, with the common interests owned 93.06% by Vivendi, 5.44% by USA and 1.5% by Mr. Diller, Chairman and CEO of USA.

    In connection with the Vivendi Transaction, USA and its subsidiaries received the following at the closing: (i) approximately $1.62 billion in cash, debt-financed by VUE, subject to tax-deferred treatment for a 15-year period,
(ii) a $750 million face value Class A preferred interest in VUE, with a 5% annual paid-in-kind dividend and a 20-year term, to be settled in cash at its then face value at maturity; (iii) a $1.75 billion face value Class B preferred interest in VUE, with a 1.4% annual paid-in-kind dividend, a 3.6% annual cash dividend, callable and puttable after 20 years, to be settled by Universal at its then face value with a maximum of approximately 56.6 million USA common shares, provided that Universal may substitute cash in lieu of shares of USA common stock (but not USA Class B common stock), at its election; (iv) a 5.44% common interest in VUE, generally callable by Universal after five years and puttable by USA after eight years, which may be settled in either Vivendi stock or cash, at Universal's election, and (v) a cancellation of Universal's USANi LLC interests that were exchangeable into USA common shares including USANi LLC interests obtained from Liberty in connection with a related transaction. In connection with the transaction, USA has retired approximately 321 million shares previously owned by Vivendi, thereby reducing USA's fully diluted shares to 477 million shares.

    Related to the transaction, Liberty exchanged 7,079,726 shares of USANi LLC for shares of USA common stock, and subsequently transferred to Universal 25,000,000 shares of USA common stock, its remaining 38,694,982 shares of USANi LLC, as well as the assets and liabilities of Liberty Programming France (which consist primarily of 4,921,250 shares of multiThematiques S.A., a French entity), in exchange for 37,386,436 Vivendi ordinary shares.

    USA contributed to VUE USA Cable, which includes USA Network, SCI FI Channel, TRIO and Newsworld International; Studios USA, which produces and distributes television programming; USA Films, which produces and distributes films. Vivendi contributed the film, television and theme park businesses of its subsidiary, Universal Studios, Inc. In addition, USA issued to Universal ten-year warrants to acquire shares of USA common stock as follows: 24,187,094 shares at $27.50 per share; 24,187,094 shares at $32.50 per share; and 12,093,547 shares at $37.50 per share. Barry Diller, USA's chairman and chief executive officer, will receive a common interest in VUE with a 1.5% profit sharing percentage, with a minimum value of $275.0 million, in return for his agreeing to specified non-competition provisions and agreeing to serve as chairman and chief executive officer of VUE. USA and Mr. Diller have agreed that they will not compete with Vivendi's television and filmed entertainment businesses (including VUE) for a minimum of 18 months. The transaction has been accounted for as an asset sale. The after-tax gain associated with this transaction is preliminarily estimated at $3.5 billion.

ADOPTION OF NEW ACCOUNTING RULES FOR GOODWILL

    Effective January 1, 2002, USA adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." The new rules eliminate amortization of goodwill and other intangible assets with indefinite lives and establish new measurement criterion for these assets. As disclosed in previous filings, the adoption did not result in any write-offs. Goodwill amortization recorded in the three months ended March 31, 2001 was $36.7 million, including $28.3 million related to USA Entertainment.

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

    The following is a reconciliation of Operating Income to Adjusted EBITDA for 2002 and 2001.

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2002       2001
                                                          --------   --------
Operating profit........................................  $116,379   $114,917
Depreciation and amortization...........................    18,339     56,387
Amortization of cable distribution fees.................    13,000      8,756
Amortization of non-cash compensation expense...........     1,024      2,512
Disengagement expenses..................................    11,538         --
                                                          --------   --------
Adjusted EBITDA.........................................  $160,280   $182,572
                                                          ========   ========

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

THREE MONTHS ENDED MARCH 31, 2002 VS. THREE MONTHS ENDED MARCH 31, 2001

INTERACTIVE

HSN-U.S.

OPERATING RESULTS

    Net revenues in 2002 increased by $9.9 million, or 2.6%, to $395.3 million from $385.4 million in 2001 due primarily from $19.4 million of revenue generated by the Improvements business, a specialty catalogue retailer purchased in 2001, offset partially by lower revenue of HSN on-air and HSN.com of $7.2 million, as the Company focused on higher margin products in 2002, resulting in an increased margin of 35.5% compared to 33.5% in 2001, at lower revenue levels. As previously disclosed, 2002 revenue was impacted by the disengagement of former USAB broadcast stations that aired Home Shopping programming in late 2001 and early 2002 (see below for further discussion). On a pro forma basis based on the estimated impact of disengagement, net revenues in 2002 increased by $47.0 million, or 13.4%, to $396.2 million from $349.2 million. For 2002, total units shipped domestically increased to
9.6 million units compared to 8.6 million units in 2001, while the on-air return rate decreased slightly to 19.0% from 19.6% in 2001. The average price point in 2001 was $45.41, compared to $50.06 in 2001, resulting from a shift from computers in 2002 to higher margin products as discussed above. Cost related to revenues and other costs and expenses for 2002 decreased slightly by $2.4 million, or 1.2%, to $337.6 million from $340.0 million in 2001 due to lower broadcasting costs offset partially by higher sales volume. Adjusted EBITDA in 2002 increased $12.3 million, to $57.7 million from $45.4 million in 2001, due to increased Adjusted EBITDA of on-air and HSN.com of $11.4 million and $1.7 million of Adjusted EBITDA generated by the Improvements business. Adjusted EBITDA excludes amortization of cable distribution fees of $13.0 million in 2002 and $8.8 million in 2001 and disengagement costs of $11.5 million in 2002.

DISENGAGEMENT

    As noted in the Company's previous filings, the majority of the USAB stations sold to Univision are located in the largest markets in the country and aired HSN on a 24-hour basis. As of January 2002, HSN switched its distribution in these markets directly to cable carriage. As a result, HSN lost approximately 12 million homes and accordingly, HSN's operating results were affected. Fortunately, sales from broadcast only homes are much lower than sales from cable homes. As a result, HSN's losses attributable to disengagement are expected to be limited. HSN estimates that lost sales, translated on a pro forma basis for the first quarter of 2001, were $36.2 million and Adjusted EBITDA of $6.0 million. In addition, in order to effectively transfer HSN's distribution to cable (which has been accomplished), USA incurred charges of approximately $11.5 million in the form of payments to cable operators and related marketing expenses, including $0.9 million of coupon redemptions related to customers impacted by disengagement. USA expects that total disengagement expenses will be approximately $100 million ($35.9 million to be incurred in 2002), which payment will reduce USA's pre-tax proceeds from the Univision transaction to $1 billion. These disengagement costs are excluded from Adjusted EBITDA. Note that the total proceeds of $1.1 billion from the Univision transaction have been collected. The Company has supplemented its discussion of HSN's results by including a comparison of 2002 to 2001, adjusted for the estimated impact of disengagement on revenues and Adjusted EBITDA.

HSN-INTERNATIONAL AND OTHER

    HSN-International consists primarily of HSN-Germany and Home Shopping Espanol, which operates Spanish language electronic retailing operations serving customers primarily in the United States and Mexico. HSN-Germany had decreased sales of $5.6 million in 2002 as compared to 2001, related in part to a decline in the Euro, resulting in $2.8 million of lower sales upon translation from

Euro to dollars, and lower sales due to the lingering effects of the conversion to a new order management system. Home Shopping Espanol had slightly increased revenues of $1.6 million, to $5.3 million in 2002 compared to $3.7 million in 2001, resulting from increased sales in existing markets and expansion into Mexico. Overall, international costs decreased $1.6 million due primarily due to lower sales volume, although gross margins declined to 29.1% from 36.2% in 2001 due to high return rates and high fulfillment costs. Adjusted EBITDA for electronic retailing in Germany decreased $3.7 million in 2002, to $1.0 million from $4.7 million in 2001, due to lower margins and higher operating expense. Adjusted EBITDA loss for Espanol and International administration, narrowed to $4.8 million in 2002 from $5.2 million, due to a reduction in the number of live hours of programming produced for live airing.

ELECTRONIC COMMERCE SOLUTIONS/ STYLECLICK

    Net revenues in 2002 increased by $3.5 million to $12.1 million compared to $8.6 million in 2001 due primarily to increases in revenue of ECS of $7.3 million offset partially by lower Styleclick revenue of $3.8 million caused by the shut-down of the First Jewelry and FirstAuction.com websites. Cost related to revenues and other costs and expenses in 2002 decreased by $4.9 million, due primarily to initiatives to reduce operating costs of Styleclick. Adjusted EBITDA loss in 2002 narrowed by $8.4 million to $8.5 million in 2002 from $16.9 million in 2001. As previously disclosed, in 2001, Styleclick began to focus on e-commerce services and technology while eliminating its online retail business. During this transition, Styleclick continued to incur significant net losses from operations that raise substantial doubt about Styleclick's ability to continue as a going concern. Styleclick is considering its options with respect to the situation.

ENTERTAINMENT

CABLE AND STUDIOS

    Net revenues in 2002 decreased by $67.7 million to $367.3 million from $435.0 million in 2001 due to the continued softness in the US advertising market and lower syndication revenue. Note that the cable networks provided
$3.5 million of advertising to USA affiliates in 2002. In addition, the networks recognized $8.7 million of barter revenue pursuant to agreements with unaffiliated third parties. Cost related to revenues and other costs and expenses in 2002 decreased by $30.7 million, or 11.3%, to $240.9 billion from $271.6 million in 2000 due to lower revenue and efficient use of programming by Cable and increased usage of internally developed product by Cable, resulting in reduced program amortization. Adjusted EBITDA in 2002 decreased by $37.1 million, or 22.7%, to $126.3 million from $163.4 million in 2001.

EMERGING NETWORKS

    Net revenues in 2002 increased by $0.8 million to $7.0 million from $6.2 million in 2001. Cost related to revenue increased by $2.5 million to $10.4 million from $7.9 million in 2002 as compared to 2001 due primarily to higher programming costs of Trio. Adjusted EBITDA loss in 2002 increased by $1.7 million, to a loss of $3.4 million.

DEPRECIATION AND AMORTIZATION, NON-CASH COMPENSATION AND OTHER INCOME (EXPENSE)

    Depreciation and amortization decreased $38.0 million to $18.3 million from $56.4 million, due primarily to the impact of the adoption of FAS 141/ 142 in the first quarter or 2002, resulting in no goodwill amortization in 2002. Goodwill amortized in the first quarter of 2001 was $36.7 million. Amortization of non-cash compensation expense decreased $1.5 million due to lower non-cash expense related to the Company's bonus stock program. Amortization of cable distribution fees increased $4.2 million, to $13.0 million in 2002, due to increased up-front payments made to cable operators.

    For the three months ended March 31, 2002, net interest expense was $17.0 million compared to $4.9 million in 2001 primarily due to lower interest earned due to lower rates.

    In the three months ended March 31, 2002 and 2001, the Company realized pre-tax losses of $13.5 million and $4.8 million, respectively, on equity losses in unconsolidated subsidiaries resulting primarily from HOT Networks, which operates electronic retailing operations in Europe. On May 3, 2002, USA stated that it would no longer fund HOT Networks. The other shareholders have also terminated their funding of the venture. As of April 30, 2002, USA has a long-term receivable of $100.5 million from HOT Networks. The Company is evaluating the recoverability of this receivable, but has not completed its evaluation at this time. Home Shopping Network and the other shareholders of HOT Networks are actively discussing alternative arrangements with respect to their relationship, which may include the acquisition of additional equity by USA. Based on these discussions, the Company may determine that the carrying value of the receivable is not recoverable.

INCOME TAXES

    The Company's effective tax rate of 35.05% for the three months ended March 31, 2002 was higher than the statutory rate due to the impact on taxable income of non-deductible goodwill, consolidated book losses not consolidated into taxable income and state income taxes.

MINORITY INTEREST

    Minority interest primarily represents the public's ownership interest in Styleclick since July 27, 2000 and the public's ownership interest in HSN-Germany since its consolidation as of January 1, 2000, and Vivendi's and Liberty's ownership in USANi LLC.

    Upon completion of the Vivendi Transaction, Holdco and USA owned 100% of the member's interest in USANi LLC. USA has the contractual right to require the exchange of the Holdco shares held by Liberty for shares of USA. Following such exchange and after giving effect to the Vivendi Transaction, Holdco and USANi LLC will become wholly owned by USA, thereby simplifying USA's corporate structure. These transactions will reduce the amount of minority interest recorded by USA.

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

    At March 31, 2002, the Company's outstanding debt approximated
$533.6 million, substantially all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate.

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

    Foreign exchange gains and losses were not material to the Company's earnings for the three months ended March 31, 2002 or 2001.

EQUITY PRICE RISK

    The Company has a minimal investment in equity securities of publicly-traded companies. This investment, as of March 31, 2002, was considered available-for-sale, with the unrealized gain deferred as a component of stockholders' equity. It is not customary for the Company to make significant investments in equity securities as part of its investment strategy.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company has described the Home Shopping Network Consumer Class Action litigation in the 2001 Form 10-K, which litigation related to an action in Illinois. In May of 2002, Home Shopping Network, Inc. and Home Shopping Club LP (the "HSN Defendants") were named as defendants in a consumer class action lawsuit entitled SUSAN DICICCO, ON BEHALF OF HERSELF AND ALL OTHERS SIMILARLY SITUATED V. HOME SHOPPING NETWORK, INC. D/B/A THE HOME SHOPPING NETWORK AND HOME SHOPPING CLUB, L.P. D/B/A THE HOME SHOPPING NETWORK, filed in the Civil Division of the Circuit Court of Pinellas County, Florida, Case No. 02-3625-CI-19. The Florida action is substantially similar to the Illinois action and is purportedly brought on behalf of consumers who were alleged to have purchased a Proteva personal computer from the HSN Defendants and experienced one of the three following conditions: (a) the computer was or became defective upon purchase or soon thereafter, (b) the HSN Defendants refused or failed to honor the rebate offer which was offered as part of the sale, or (c) the HSN Defendants refused or failed to provide customer and warranty service as purportedly advertised. In the complaint, the plaintiff asserts causes of action for deceptive trade practices in violation of the Florida Deceptive and Unfair Trade Practices Act, breach of contract, breach of express and implied warranties and unjust enrichment and seek damages, disgorgement of profits, costs and expenses (including reasonable attorneys' and experts' fees) and such other relief as the Court may deem proper. The HSN Defendants have not been served with the complaint, and when served, intend to vigorously defend the action.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 3.1     Restated Certificate of Incorporation of USA, filed as
         Exhibit 3.1 to USA's Quarterly Report on Form 10-Q for the
         fiscal quarter ended June 30, 2000, is incorporated herein by reference.
 3.2     Amendment to Restated Certificate of Incorporation of USA,
         filed as Exhibit A to USA's Definitive Information
         Statement, filed on November 19, 2001, is incorporated
         herein by reference.
 3.3     Certificate of Ownership and Merger Merging Taiwan Travel,
         Inc. into USA Networks, Inc., filed as Exhibit 3.3 to USA's
         Quarterly Report on Form 10-Q for the fiscal quarter ended
         March 31, 2002, is incorporated herein by reference.
 3.4     Amended and Restated By-Laws of USA filed as Exhibit 3.4 to
         USA's Form 10-K for the fiscal year ended December 31, 2001, is incorporated herein by reference.
 3.5     Restated Certificate of Incorporation of Home Shopping
         Network, Inc., as amended, filed as Exhibit 3.15 to USANi
         LLC's Registration Statement on Form S-4 (No. 333-71305), is
         incorporated herein by reference.
 3.6     By-Laws of Home Shopping Network, Inc., filed as Exhibit
         3.16 to USANi LLC's Registration Statement on Form S-4 (No.
         333-71305), is incorporated herein by reference

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 3.7     Certificate of Formation of USANi LLC, filed as Exhibit 3.3 to USANi LLC's Registration Statement on Form S-4 (No.
         333-71305), is incorporated herein by reference.
 3.8     Amended and Restated Limited Liability Company Agreement of
         USANi LLC, filed a Exhibit 10.59 to USA's Annual Report on
         Form 10-K for the fiscal year ended December 31, 1997, is
         incorporated herein by reference.

    (b) Reports on Form 8-K filed during the quarter ended March 31, 2002.

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       HOME SHOPPING NETWORK, INC.

                                                       By:  /s/ BARRY DILLER
                                                            -----------------------------------------
                                                            Barry Diller
                                                            Chairman and Chief Executive Officer
May 15, 2002

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                  /s/ BARRY DILLER
     -------------------------------------------       Chairman of the Board, Chief      May 15, 2002
                    Barry Diller                         Executive Officer and Director

                /s/ DARA KHOSROWSHAHI                  Executive Vice President and
     -------------------------------------------         Chief Financial Officer         May 15, 2002
                  Dara Khosrowshahi                      (Principal Financial Officer)

              /s/ WILLIAM J. SEVERANCE
     -------------------------------------------       Vice President and Controller     May 15, 2002
                William J. Severance                     (Chief Accounting Officer)